Form 10-Q
period 2023-09-30
North Haven Private Income Fund A LLC
filed 2023-11-03
CIK 1973476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 000-56571
North Haven Private Income Fund A LLC
(Exact name of registrant as specified in its charter)

Delaware	92-1385301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1585 Broadway	10036
New York, NY	(Zip Code)
(Address of principal executive offices)
1 212-761-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐  No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 3, 2023, there was no established public market for the registrant’s limited liability company units.
The number of the registrant’s Class I Units outstanding at November 3, 2023 was 1,721,242.

North Haven Private Income Fund A LLC
SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of North Haven Private Income Fund A LLC
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of financial condition of North Haven Private Income Fund A LLC and subsidiaries (the "Company"), including the consolidated schedule of investments as of September 30, 2023, and the related consolidated statements of operations, changes in members’ capital for the three-month and nine-month period ended September 30, 2023 and cash flows for the nine-month period ended September 30, 2023 and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial information as of December 31, 2022 was not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on it.
Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our review in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
/s/ Deloitte & Touche LLP
New York, NY
November 3, 2023

North Haven Private Income Fund A LLC
Consolidated Statements of Financial Condition (Unaudited)
(In thousands, except unit and per unit amounts)

	As of
	September 30, 2023	December 31, 2022
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $35,445 at September 30, 2023)	$35,532	$—
Cash	14,927	—
Deferred financing costs	888	—
Deferred offering costs	37	—
Interest and dividend receivable from non-controlled/non-affiliated investments	218	—
Prepaid expenses and other assets	1,904	—
Total assets	53,506	—

Liabilities
Debt	18,000	—
Payable to affiliates	603	—
Distributions payable	219	—
Subscriptions received in advance	6,479	—
Capital gains based incentive fee payable	11	—
Interest payable	304	—
Accrued expenses and other liabilities	141	194
Total liabilities	25,757	194

Commitments and Contingencies

Members' Capital
Common units, par value $0.001 per unit (1,382,012 and 0 units issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	1	—
Paid-in capital in excess of par value	27,638	—
Net distributable earnings (accumulated losses)	110	(194)
Total members' capital	$27,749	$(194)
Total liabilities and members' capital	$53,506	$—
Net asset value per unit	$20.08	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$822	$822
Payment-in-kind interest income	3	3
Other income	31	31
Total investment income	856	856
Expenses:
Interest expense and other financing expenses	342	342
Management fees	68	68
Capital gains incentive fees	11	11
Professional fees	134	134
Organization and offering costs	36	217
Directors' fees	26	26
Administrative service fees	9	9
General and other expenses	41	41
Total expenses	667	848
Expense support	(555)	(555)
Management fees waiver	(68)	(68)
Net expenses	44	225
Net investment income (loss)	812	631
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	87	87
Net realized and unrealized gain (loss)	$87	$87
Net increase (decrease) in members' capital resulting from operations	$899	$718
Per unit information—basic and diluted
Net investment income (loss) per unit	$0.61	$0.47
Earnings (loss) per unit	$0.67	$0.54
Weighted average units outstanding:	1,334,349	1,334,349

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands)

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023
Members' Capital at beginning of period:	$(350)	$(194)
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	812	631
Net change in unrealized appreciation (depreciation)	87	87
Net increase (decrease) in members’ capital resulting from operations	899	718

Capital transactions:
Issuance of Units	27,595	27,620
Reinvestment of distributions	19	19
Distributions declared	(414)	(414)
Net increase in members' capital resulting from capital transactions	27,200	27,225
Total increase (decrease) in members' capital	28,099	27,943
Members' capital at end of period	$27,749	$27,749

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

For the Nine Months Ended
September 30, 2023
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$718
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net change in unrealized (appreciation) depreciation on investments	(87)
Net accretion of discount and amortization of premium on investments	(37)
Amortization of deferred financing costs	37
Amortization of deferred offering costs	10
Purchases of investments and change in payable for investments purchased	(37,447)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	2,039
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(218)
(Increase) decrease in prepaid expenses and other assets	(1,904)
(Decrease) increase in payable to affiliates	603
(Decrease) increase in incentive fees payable	11
(Decrease) increase in interest payable	304
(Decrease) increase in accrued expenses and other liabilities	(53)
Net cash provided by (used in) operating activities	(36,024)

Cash flows from financing activities:
Borrowings on debt	$20,000
Repayments on debt	(2,000)
Deferred financing costs paid	(925)
Distributions paid in cash	(176)
Proceeds from issuance of Units	27,620
Subscriptions received in advance	6,479
Offering costs paid	(47)
Net cash provided by (used in) financing activities	50,951
Net increase (decrease) in cash	14,927
Cash at beginning of period	—
Cash at end of period	$14,927

Supplemental information and non-cash activities:
Distribution reinvestment paid	$19
Accrued but unpaid distributions	$219

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Automobile Components
Sonny's Enterprises, LLC	(5) (6)	S +	6.75%	12.27%	08/05/2028	764	$746	$763	2.75%
Sonny's Enterprises, LLC	(5) (6) (11)	S +	6.75%	12.27%	08/05/2028	—	(4)	—	—
Sonny's Enterprises, LLC	(5) (6) (11)	S +	6.75%	12.27%	08/05/2027	—	(3)	—	—
							739	763	2.75
Automobiles
Turbo Buyer, Inc.	(5) (6)	S +	6.00%	11.40%	12/02/2025	761	748	751	2.71
Turbo Buyer, Inc.	(5) (6)	S +	6.00%	11.40%	12/02/2025	763	750	753	2.71
Turbo Buyer, Inc.	(5) (6) (11)	S +	6.00%	11.48%	12/02/2025	307	295	298	1.07
Summit Buyer, LLC	(5) (6) (11)	S +	5.75%	11.40%	01/14/2026	—	(11)	(11)	(0.04)
Summit Buyer, LLC	(5) (6) (11)	P +	4.75%	13.25%	01/14/2026	10	8	8	0.03
							1,790	1,799	6.48
Chemicals
Tank Holding Corp.	(5) (7)	S +	5.75%	11.19%	03/31/2028	2,824	2,734	2,729	9.83
Tank Holding Corp.	(5) (7) (11)	S +	5.75%	11.19%	03/31/2028	—	(5)	(12)	(0.04)
							2,729	2,717	9.79
Commercial Services & Supplies
Helios Service Partners, LLC	(5) (6)	S +	6.25%	11.88%	03/19/2027	244	238	238	0.86
Helios Service Partners, LLC	(5) (6) (11)	S +	6.25%	11.88%	03/19/2027	—	(5)	(5)	(0.02)
Helios Service Partners, LLC	(5) (6) (11)	S +	6.25%	11.88%	03/19/2027	17	15	15	0.05
VRC Companies, LLC	(5) (6)	S +	5.75%	11.13%	06/29/2027	2,439	2,428	2,429	8.75
VRC Companies, LLC	(5) (6) (11)	S +	5.75%	11.13%	06/29/2027	466	463	463	1.67
VRC Companies, LLC	(5) (6) (11)	S +	5.75%	11.13%	06/29/2027	—	—	—	—
							3,139	3,140	11.32
Construction and Engineering
Superman Holdings, LLC	(5) (6)	S +	5.75%	11.52%	08/31/2027	403	393	398	1.43
Superman Holdings, LLC	(5) (6) (11)	S +	5.75%	11.52%	08/31/2027	—	(1)	(1)	—
							392,000	397,000	1.43
Containers & Packaging
BP Purchaser, LLC	(5) (7)	S +	5.50%	11.17%	12/11/2028	1,895	1,868	1,834	6.61
Distributors
Avalara, Inc.	(5) (7)	S +	7.25%	12.64%	10/19/2028	1,091	1,083	1,091	3.93
Avalara, Inc.	(5) (7) (11)	S +	7.25%	12.64%	10/19/2028	—	(1)	—	—
							1,082	1,091	3.93
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(5) (8)	S +	6.25%	11.27%	03/02/2028	2,992	2,920	2,964	10.68

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Financial Services
Trintech, Inc.	(5) (6)	S +	6.50%	11.82%	07/25/2029	1,857	$1,802	$1,820	6.56%
Trintech, Inc.	(5) (6) (11)	S +	6.50%	11.82%	07/25/2029	41	37	38	0.14
							1,839	1,858	6.70
Health Care Providers & Services
DCA Investment Holdings, LLC	(5) (7)	S +	6.50%	11.89%	04/03/2028	2,072	2,037	2,009	7.24
Gateway US Holdings, Inc.	(5) (7) (9)	S +	6.50%	12.04%	09/22/2026	1,419	1,391	1,419	5.11
Gateway US Holdings, Inc.	(5) (7) (9) (11)	S +	6.50%	12.04%	09/22/2026	368	360	368	1.33
Gateway US Holdings, Inc.	(5) (7) (9) (11)	S +	6.50%	12.04%	09/22/2026	—	(1)	—	—
iCIMS, Inc.	(5) (7)	S +	6.75%	12.14%	08/18/2028	908	902	908	3.27
iCIMS, Inc.	(5) (7) (11)	S +	6.75%	12.14%	08/18/2028	—	(1)	—	—
iCIMS, Inc.	(5) (7) (11)	S +	6.75%	12.14%	08/18/2028	14	13	14	0.05
PPV Intermediate Holdings, LLC	(5) (7) (11)	S +	5.75%	11.17%	08/31/2029	—	(3)	(3)	(0.01)
							4,698	4,715	16.99
Health Care Technology
Hyland Software, Inc.	(5) (7)	S +	6.00%	11.32%	09/19/2030	1,905	1,876	1,876	6.76
Hyland Software, Inc.	(5) (7) (11)	S +	6.00%	11.32%	09/19/2029	—	(1)	(1)	—
							1,875	1,875	6.76
Insurance Services
Galway Borrower, LLC	(5) (7)	S +	5.25%	10.85%	09/29/2028	415	407	409	1.47
Galway Borrower, LLC	(5) (7) (11)	S +	5.25%	10.85%	09/29/2028	—	(6)	(9)	(0.03)
Higginbotham Insurance Agency, Inc.	(5) (6) (11)	S +	5.50%	10.92%	11/24/2028	—	(4)	(4)	(0.01)
Integrity Marketing Acquisition, LLC	(5) (7)	S +	6.05%	11.50%	08/27/2026	471	463	462	1.66
Integrity Marketing Acquisition, LLC	(5) (7) (11)	S +	6.05%	11.50%	08/27/2026	2,788	2,738	2,732	9.85
Integrity Marketing Acquisition, LLC	(5) (7) (11)	S +	6.00%	11.45%	08/27/2026	119	115	113	0.41
Integrity Marketing Acquisition, LLC	(5) (7) (11)	S +	6.50%	11.95%	08/27/2026	—	(2)	(1)	—
Peter C. Foy & Associates Insurance Services, LLC	(5) (7)	S +	6.00%	11.43%	11/01/2028	600	588	588	2.12
Peter C. Foy & Associates Insurance Services, LLC	(5) (7) (11)	S +	6.00%	11.43%	11/01/2028	—	(6)	(6)	(0.02)
RSC Acquisition, Inc.	(5) (7) (11)	S +	6.00%	11.54%	10/30/2026	—	(1)	(1)	—
World Insurance Associates, LLC	(5) (6)	S +	6.75%	12.14%	04/03/2028	1,197	1,160	1,162	4.19
							5,452	5,445	19.62
Machinery
Chase Intermediate, LLC	(5) (11)	S +	5.25%	11.00%	10/30/2028	—	(7)	(7)	(0.03)
Chase Intermediate, LLC	(5) (11)	S +	5.25%	11.00%	10/30/2028	12	11	11	0.04
							4	4	0.01

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Multi-Utilities
AWP Group Holdings, Inc	(5) (6)	S +	5.50%	10.99%	12/22/2029	1,090	$1,069	$1,069	3.85%
AWP Group Holdings, Inc	(5) (6) (11)	S +	5.50%	10.99%	12/22/2029	28	22	22	0.08
AWP Group Holdings, Inc	(5) (6) (11)	S +	5.50%	10.99%	12/22/2029	91	86	86	0.31
							1,177	1,177	4.24
Professional Services
Bullhorn, Inc.	(5) (6)	S +	5.75%	11.24%	09/30/2026	1,069	1,062	1,063	3.83
Bullhorn, Inc.	(5) (6)	S +	5.75%	11.24%	09/30/2026	71	70	70	0.25
Bullhorn, Inc.	(5) (6) (11)	S +	5.75%	11.24%	09/30/2026	—	—	—	—
KENG Acquisition, Inc	(5) (6)	S +	6.25%	11.64%	08/01/2029	289	282	282	1.02
KENG Acquisition, Inc	(5) (6) (11)	S +	6.25%	11.64%	08/01/2029	36	33	33	0.12
KENG Acquisition, Inc	(5) (6) (11)	S +	6.25%	11.64%	08/01/2029	9	7	7	0.03
							1,454	1,455	5.24
Real Estate Management & Development
MRI Software, LLC	(5) (6)	S +	5.50%	10.99%	02/10/2026	1,116	1,109	1,107	3.99
MRI Software, LLC	(5) (6) (11)	S +	5.50%	10.99%	02/10/2026	—	(1)	(1)	—
							1,108	1,106	3.99
Software
Coupa Holdings, LLC	(5) (7)	S +	7.50%	12.82%	02/27/2030	1,641	1,609	1,617	5.83
Coupa Holdings, LLC	(5) (7) (11)	S +	7.50%	12.82%	02/27/2030	—	(1)	(2)	(0.01)
Coupa Holdings, LLC	(5) (7) (11)	S +	7.50%	12.82%	02/27/2029	—	(2)	(2)	(0.01)
E-Discovery AcquireCo, LLC	(5) (6)	S +	6.50%	11.90%	08/29/2029	458	447	447	1.61
E-Discovery AcquireCo, LLC	(5) (6) (11)	S +	6.50%	11.90%	08/29/2029	—	(1)	(1)	—
GS AcquisitionCo, Inc.	(5) (6)	S +	5.75%	11.29%	05/22/2026	1,119	1,112	1,117	4.03
GS AcquisitionCo, Inc.	(5) (6) (11)	S +	5.75%	11.29%	05/22/2026	—	(1)	—	—
							$3,163	$3,176	11.45
Total First Lien Debt							$35,429	$35,516	127.99%

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Common Equity
Reveal Data Solutions	(5) (10)			08/29/2023	12,307	$16	$16	0.06%
Total Common Equity						16	16	0.06
Total Other Securities						$16	$16	0.06%
Total Portfolio Investments						$35,445	$35,532	128.05%

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2023, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the SMBC Facility (as defined below). See Note 6 "Debt".
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), LIBOR ("L" or “LIBOR”) or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2023. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2023. As of September 30, 2023, the reference rates for our variable rate loans were the 3-month L at 5.66%, 1-month S at 5.32%, 3-month S at 5.40%, 6-month S at 5.47% and the P at 8.50%.

(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”), under the supervision of the Company’s Board of Directors (the “Board of Directors” or “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Loan includes interest rate floor of 1.00%.
(7)	Loan includes interest rate floor of 0.75%.
(8)	Loan includes interest rate floor of 0.50%.
(9)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023 non-qualifying assets represented 3.34% of total assets as calculated in accordance with regulatory requirements.

(10)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of September 30, 2023, the aggregate fair value of these securities is $16 or 0.06% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(11)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2023.

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
AWP Group Holdings, Inc	1.00%	Delayed Draw Term Loan	08/01/2025	$559	$(6)
AWP Group Holdings, Inc	0.50%	Revolver	12/22/2029	133	(3)
Avalara, Inc.	0.50%	Revolver	10/19/2028	109	—
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	54	—
Chase Intermediate, LLC	1.00%	Delayed Draw Term Loan	08/31/2025	700	(7)
Chase Intermediate, LLC	0.38%	Revolver	10/30/2028	23	—
Coupa Holdings, LLC	1.00%	Delayed Draw Term Loan	08/27/2024	147	(2)
Coupa Holdings, LLC	0.50%	Revolver	02/27/2029	112	(2)
E-Discovery AcquireCo, LLC	0.50%	Revolver	08/29/2029	42	(1)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	75	—
Galway Borrower, LLC	1.00%	Delayed Draw Term Loan	04/28/2024	624	(9)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	12	—
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	48	—

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2026	54	—
Helios Service Partners, LLC	1.00%	Delayed Draw Term Loan	02/07/2025	459	(5)
Helios Service Partners, LLC	0.50%	Revolver	03/19/2027	29	(1)
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	08/23/2025	800	(4)
Hyland Software, Inc.	0.50%	Revolver	09/19/2029	90	(1)
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	11/23/2024	196	(4)
Integrity Marketing Acquisition, LLC	1.00%	Revolver	08/27/2025	63	(1)
KENG Acquisition, Inc	1.00%	Delayed Draw Term Loan	08/01/2025	183	(3)
KENG Acquisition, Inc	0.50%	Revolver	08/01/2029	70	(2)
MRI Software, LLC	0.50%	Revolver	02/10/2026	78	(1)
PPV Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	08/31/2025	670	(3)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	10/19/2024	600	(6)
Turbo Buyer, Inc.	1.00%	Delayed Draw Term Loan	01/05/2024	465	(6)
RSC Acquisition, Inc.	1.00%	Delayed Draw Term Loan	02/14/2024	52	(1)
Sonny's Enterprises, LLC	1.00%	Delayed Draw Term Loan	11/05/2024	167	—
Sonny's Enterprises, LLC	0.50%	Revolver	08/05/2027	145	—
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	08/25/2025	909	(11)
Summit Buyer, LLC	0.50%	Revolver	01/14/2026	81	(2)
Superman Holdings, LLC	0.50%	Delayed Draw Term Loan	05/01/2025	95	(1)
Tank Holding Corp.	1.00%	Delayed Draw Term Loan	05/22/2024	357	(12)
Trintech, Inc.	0.50%	Revolver	07/25/2029	102	(2)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	01/06/2024	28	—
VRC Companies, LLC	0.50%	Revolver	06/29/2027	59	—
iCIMS, Inc.	—%	Delayed Draw Term Loan	08/18/2025	208	—
iCIMS, Inc.	0.50%	Revolver	08/18/2028	70	—
Total First Lien Debt Unfunded Commitments				$8,668	$(96)
Total Unfunded Commitments				$8,668	$(96)

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2023
(In thousands, except unit and per unit amounts)

(1)        Organization
North Haven Private Income Fund A LLC (the “Company”) is a non-diversified, externally managed specialty finance company focused on lending to middle market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for US federal income tax purposes, the Company intends to elect to be treated, and to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of, or consolidated with, Morgan Stanley.
The Company was formed as a Delaware limited liability company on November 30, 2022 with the name “PIF 2 LLC”. The Company changed its name to “North Haven Private Income Fund A LLC” on January 9, 2023. The Company commenced operations on July 17, 2023. The Company has delegated the right to manage the assets of the Company to MS Capital Partners Adviser Inc., as the investment adviser to the Company (the “Adviser” or “Investment Adviser”). The Investment Adviser is an indirect, wholly owned subsidiary of Morgan Stanley.
The Company’s investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle market companies backed by private equity sponsors.
The Company is conducting a continuous private offering of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. The Company is offering one class of common units, designated as Class I Units (the “Units”) in its continuous private offering.
The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of September 30, 2023, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: Broadway Funding Holdings II LLC (“Broadway”), PIF A CA SPV LLC (“CA SPV”), PIF A Financing SPV LLC (“Financing SPV”) and PIF A Equity Holdings LLC (“Equity Holdings,” and collectively with Broadway, CA SPV, Financing SPV and Equity Holdings, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
(2)Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures required for annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments and reclassifications, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2023.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Such amounts could differ from those estimates and such differences could be material. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. Assumptions and estimates regarding the valuation of investments involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements.
Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly owned subsidiaries in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.
Cash
Cash is carried at cost, which approximates fair value. The Company deposits its cash with multiple financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.
Investments
Investment transactions are recorded on the trade date. Receivables/payables from investments sold/purchased on the Consolidated Statements of Financial Condition consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.
The Board of Directors, with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”) issued by the FASB. The Board of Directors has delegated to the Investment Adviser as the valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 for the Company's framework for determining fair value, fair value hierarchies, and the composition of the Company's portfolio.
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective investment using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt investment, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
PIK Income
The Company has debt investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in PIK income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to unitholders in the form of distributions in order for the Company to qualify as a RIC, even though the Company has not yet collected cash.
Dividend Income
Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Dividend income is presented net of withholding tax, if any.
Other Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment and syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized in income when earned or when the services are rendered and there is no uncertainty or contingency related to the amount to be received.

Non-Accrual Income
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of Units are capitalized as “deferred offering costs” on the Consolidated Statements of Financial Condition and amortized over a twelve-month period from incurrence of such offering of Units. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous private offerings of its Units.
Expenses
The Company is responsible for investment expenses, professional fees and other general and administrative expenses related to the Company’s operations. Such fees and expenses, including expenses incurred by the Adviser on behalf of the Company, is reimbursed by the Company.
The Company pays the Investment Adviser a base management fee and an incentive fee under the investment advisory agreement between the Company and the Investment Adviser (the “Investment Advisory Agreement”) as described in Note 3 below. The fees are recorded in the Consolidated Statements of Operations.
Deferred Financing Costs
The Company records upfront fees, legal and other direct costs incurred in connection with the Company’s issuance of revolving credit facilities (the “Deferred Financing Costs”). These costs are deferred and amortized over the life of the related revolving credit facilities using the straight-line method. Deferred Financing Costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition. The amortization of such Deferred Financing Costs are presented on the Consolidated Statements of Operations as interest expense and other financing expenses.
Income Taxes
The Company intends to elect to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its unitholders as distributions.
In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.
The minimum distribution requirements applicable to RICs require the Company to distribute to its unitholders at least 90% of its investment company taxable income (the “ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a distribution declared prior to filing the final tax return related to the year which generated such ICTI.
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company currently intends to make sufficient distributions each taxable year to satisfy the distribution requirements described above to avoid excise tax.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense. For the three and nine months ended September 30, 2023, the Company did not accrue any U.S. federal excise tax.
New Accounting Standards

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the FASB. The Company has assessed currently issued ASUs and has determined that they are not applicable or expected to have minimal impact on its consolidated financial statements.
(3)Related Party Transactions
Investment Advisory Agreement
On January 31, 2023, the Company entered into the Investment Advisory Agreement. The Investment Advisory Agreement has an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or the Company’s unitholders, including, in each case, a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”).
The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are ultimately be borne by the unitholders.
Base Management Fee
The base management fee is calculated at an annual rate of 1.25% of the Company’s average net asset value at the end of the two most recently completed calendar months. All or part of the base management fee not taken as to any month will be deferred without interest and may be taken in any subsequent month. Base management fees for any partial month are prorated based on the number of days in the month. The base management fee is payable quarterly in arrears, any base management Fees waived are not subject to recoupment by the Adviser. The Investment Adviser has agreed to irrevocably waive its base management fee through January 17, 2023.
For the three and nine months ended September 30, 2023, base management fees were $68 and $68 and the Investment Adviser irrevocably agreed to waive $68 and $68, respectively. As of September 30, 2023, $— was payable to the Investment Adviser relating to base management fees.
Incentive Fee
The incentive fee consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains.
Pre-incentive fee net investment income is defined as interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable under the Administration Agreement (as defined below) and any interest expense, but excluding the incentive fee. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Investment Adviser is not obligated to return any incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pursuant to the Investment Advisory Agreement, the Company pays the Investment Adviser an incentive fee with respect to its pre-incentive fee net investment income as follows:
•No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which pre-incentive fee net investment income does not exceed a hurdle rate of 1.25% (5% annualized);
•100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.4286% in any quarter (5.7143% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.4286%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 12.5% of pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.4286% in any calendar quarter; and
•12.5% of the pre-incentive fee net investment income, if any, that exceeds 1.4286% in any calendar quarter (5.7143% annualized), which reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all pre-incentive fee net investment income is paid to the Investment Adviser.
The Investment Adviser has agreed to irrevocably waive its incentive fee based on net investment income through January 17, 2024. For more information, see Note 11 “Subsequent Events.”
The second part of the incentive fee is determined on realized capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 12.5% of the realized capital gains, if any, on a cumulative basis from the date of the Company’s election to be regulated as a BDC through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”).
Under U.S. GAAP, the Company is required to accrue an incentive fee on capital gains, including unrealized capital appreciation even though such unrealized capital appreciation is not included in calculating the incentive fee payable under the Investment Advisory Agreement. If such amount is positive at the end of a period, then the Company records an incentive fee on capital gain incentive fee equal to 12.5% of such amount, less the aggregate amount of any previously paid capital gain incentive fees. If such amount is negative, no accrual is recorded for such period.
For the three and nine months ended September 30, 2023, the company did not incur income-based incentive fees. For the three and nine months ended September 30, 2023, capital gains-based incentive fees were $11 and $11, respectively. The Investment Advisory Agreement does not include unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of September 30, 2023, $— was payable to the Investment Adviser relating to income-based incentive fees. As of September 30, 2023, $11 was payable to the Investment Adviser relating to Capital gains-based incentive fees.
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to an Administration Agreement. The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the administration agreement between the Company and the Administrator dated January 31, 2023 (the “Administration Agreement”), the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement has an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors.
For the three and nine months ended September 30, 2023, the Company incurred $9 and $9 of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of September 30, 2023 was $9.
Placement Agent Agreement
On January 31, 2023, the Company entered into a placement agency agreement (the “MSDI Agreement”) with Morgan Stanley Distribution Inc. (“MSDI”). Under the terms of the MSDI Agreement, MSDI assists in the placement of Units in the Company’s private offering.
On August 14, 2023, the Company entered into an Alternative Investment Manager Advisory Agreement (the “Placement Agent Agreement”) with Morgan Stanley Smith Barney LLC (the “MSSB”) and the Investment Adviser. Under the terms of the Placement Agent Agreement, the Placement Agent and certain of its affiliates assist in the placement of Units in the Company’s private offering.
Expense Support and Conditional Reimbursement Agreement
On January 31, 2023, the Company entered into an Expense Support and Conditional Reimbursement Agreement with the Investment Adviser (the “Expense Support Agreement”). The Investment Adviser may elect to pay certain of the Company’s expenses on its behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any of the Company’s interest expense. The Expense Support Agreement may require the Company to repay the Investment Adviser for previously waived reimbursement of expense payments under certain circumstances. The previously waived expenses are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of the relevant waiver.
For the three and nine months ended September 30, 2023, there were $555 and $555 Expense Payments under the Expense Support Agreement, which were recorded in expense support on the Consolidated Statements of Operations.
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers. The indemnification agreements are intended to provide the directors and officers the maximum indemnification permitted under Delaware law and the 1940 Act, and are generally consistent with the indemnification provisions of the Company’s certificate of incorporation and bylaws. Each indemnification agreement provides that the Company will indemnify the director or officer who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Delaware law and the 1940 Act.
MS Credit Partners Holdings, Inc. Investment

MS Credit Partners Holdings, Inc., or MS Credit Partners Holdings, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements to purchase Units up to an aggregate amount of $25,000 or such amount so that the Company is not considered to be “controlled” by Morgan Stanley or its affiliates for purposes of the Bank Holding Company Act of 1956, as amended from time to time. MS Credit Partners Holdings, Inc. has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
(4) Investments
The composition of the Company’s investment portfolio was as follows:

	September 30, 2023
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$35,429	$35,516	100.0%
Other Securities	16	16	—	(1)
Total	$35,445	$35,532	100.0%
(1) Amount rounds to less then 0.0% for Other Securities.

The industry composition of investments at fair value was as follows:

September 30, 2023
Automobile Components	2.1%
Automobiles	5.1
Chemicals	7.6
Commercial Services & Supplies	8.8
Construction & Engineering	1.1
Containers & Packaging	5.2
Distributors	3.1
Electronic Equipment, Instruments & Components	8.3
Financial Services	5.2
Health Care Providers & Services	13.3
Health Care Technology	5.3
Insurance Services	15.4
Machinery(1)	—
Multi-Utilities	3.3
Professional Services	4.1
Real Estate Management & Development	3.1
Software	9.0
Total	100.0%
(1) Amount rounds to less than 0.0% for Machinery
The geographic composition of investments at cost and fair value was as follows:

	September 30, 2023
	Cost	Fair Value	% of Total Investments at Fair Value
Canada	$1,750	$1,787	5.0%
United States	33,695	33,745	95.0
Total	$35,445	$35,532	100.0%
(5) Fair Value Measurements

ASC 820 establishes a hierarchical disclosure framework which ranks the observability of inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instruments and their specific characteristics. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, generally will have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
The three-level hierarchy for fair value measurement is defined as follows:
Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical financial instruments as of the measurement date. The types of financial instruments in this category include unrestricted securities, including equities and derivatives, listed in active markets. The Company will not adjust the quoted price for these instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
Level 2—inputs to the valuation methodology are quoted prices in markets that are not active or for which all significant inputs are either directly or indirectly observable as of the measurement date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in markets that are not active, and certain over-the-counter derivatives where the fair value is based on observable inputs.
Level 3—inputs to the valuation methodology are unobservable and significant to the overall fair value measurement, and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments in this category include investments in privately held entities, non-investment grade residual interests in securitizations and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. Assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.
Pursuant to the framework set forth above, the Company values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of the investments from pricing services, brokers or dealers' quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.
Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Valuation Designee or the Board of Directors, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Non-controlled debt investments are generally fair valued using discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Valuation Designee, under the supervision of the Board of Directors, undertakes a multi-step valuation process each quarter, as described below:
1)each portfolio company or investment is initially valued by using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;
2)preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of the Investment Adviser’s senior management;
3)the Board of Directors or Valuation Designee engages independent third-party valuation firms to provide positive assurance on a portion of the Company’s illiquid investments each quarter (such that each illiquid investment is reviewed by an independent valuation firm at least once on a rolling twelve month basis) including review of management’s preliminary valuation and conclusion of fair value;
4)the Audit Committee reviews the assessments of the Valuation Designee and the independent third-party valuation firms and provides the Board of Directors with recommendations with respect to the fair value of each investment in the Company’s portfolio; and
5)the Board of Directors discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Valuation Designee and, where applicable, the third-party valuation firms.

The fair value is generally determined based on the assessment of the following factors, as relevant:
•the nature and realizable value of any collateral;
•call features, put features and other relevant terms of debt;
•the portfolio company’s leverage and ability to make payments;
•the portfolio company’s public or “private letter” credit ratings;
•the portfolio company’s actual and expected earnings and discounted cash flow;
•prevailing interest rates for like securities and expected volatility in future interest rates;
•the markets in which the issuer does business and recent economic and/or market events; and
•comparisons to publicly traded securities.
Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.
The following tables present the fair value hierarchy of the investments as of:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$1,929	$33,587	$35,516
Other Securities	—	—	16	16
Total	$—	$1,929	$33,603	$35,532

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments	35,501	—	16	35,517
Proceeds from principal repayments and sales of investments	(2,034)	—	—	(2,034)
Accretion of discount/amortization of premium	34	—	—	34
Payment-in-kind	—	—	—	—
Net change in unrealized appreciation (depreciation)	86	—	—	86
Net realized gains (losses)	—	—	—	—
Transfers into/out of Level 3	—	—	—	—
Fair value, end of period	$33,587	$—	$16	$33,603

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2023	$86	$—	$—	$86

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments	35,501	—	16	35,517
Proceeds from principal repayments and sales of investments	(2,034)	—	—	(2,034)
Accretion of discount/amortization of premium	34	—	—	34
Payment-in-kind	—	—	—	—
Net change in unrealized appreciation (depreciation)	86	—	—	86
Net realized gains (losses)	—	—	—	—
Transfers into/out of Level 3	—	—	—	—
Fair value, end of period	$33,587	$—	$16	$33,603

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2023	$86	$—	$—	$86
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Investments in first lien debt	$29,494	Yield Analysis	Discount Rate	9.40%	13.60%	11.60%
	4,093	Transaction Price	Recent Transaction	96.50%	98.00%	97.71%
Common equity	16	Market Approach	Revenue Multiple	7.20x	7.20x	7.20x
Total Investments	$33,603
The significant unobservable input used in yield analysis is discount rate based on comparable market yields. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value.
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
Financial instruments disclosed but not carried at fair value
The Company’s debt, including its credit facility, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facility is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	September 30, 2023
	Carrying Value	Fair Value
SMBC Facility	$18,000	$18,000
Total	$18,000	$18,000
(6)Debt
SMBC Facility
On July 19, 2023, the Company entered into a Senior Secured Revolving Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “SMBC Facility”) with the Company, as a borrower, Sumitomo Mitsui Banking Corporation (“SMBC”), as administrative agent, lead arranger, and sole bookrunner, and the lender from time to time party thereto. Pursuant to the SMBC Facility, the lender has agreed to extend credit to the Company in an aggregate principal amount of up to $100,000, subject to availability under a borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the SMBC Facility may be increased to $500,000 through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The availability period of the SMBC Facility will terminate on July 19, 2027 and will mature on July 19, 2028.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the SMBC Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greater of (a) zero and (b) the highest of (i) the prime rate as publicly announced by The Wall Street Journal, (ii) the sum of the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus 0.5%, and (iii) the rate per annum equal to 1% plus (x) the greater of (A) Term SOFR and (B) zero) plus 1.125%, based on certain borrowing base conditions and (y) for loans for which the Company elects the SOFR option, Term SOFR for such interest period, plus 2.125%, depending on certain borrowing base conditions. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of September 30, 2023, the Company was in compliance with all covenants and other requirements of the SMBC Facility.
The summary information of the SMBC Facility is as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023
Borrowing interest expense	$237	$237
Facility unused commitment fees	68	68
Amortization of deferred financing costs	37	37
Total	$342	$342
Weighted average interest rate (excluding unused fees and financing costs)	9.62%	9.62%
Weighted average outstanding balance(1)	$11,959	$11,959
(1)    For the three and nine months ended September 30, 2023, calculated for the period from July 19, 2023 (SMBC Facility closing date) through September 30, 2023.
For the three and nine months ended September 30, 2023, the Company borrowed $20,000 and $20,000, and repaid $2,000 and $2,000, respectively, under the SMBC Facility. As of September 30, 2023, the Company had $82,000 of available capacity under the SMBC Facility (subject to borrowing base restrictions).
The Company’s outstanding debt obligations were as follows:

	September 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility	$100,000	$18,000	$82,000
Total	$100,000	$18,000	$82,000
The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended September 30, 2023 was 9.62% . The combined weighted average debt of the aggregate borrowings outstanding for the three months ended September 30, 2023 was $11,959.
The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the nine months ended September 30, 2023 was 9.62%. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2023 was $11,959.
(7)Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise, and accordingly, the Company has not accrued any liability in connection with such indemnifications.
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2023, the Company had $8,668 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
Warehouse Transaction
On April 10, 2023 and July 6, 2023, the Company entered into, and subsequently amended, a facility agreement with an unaffiliated third party to acquire its initial portfolio investments by purchasing certain investments owned and held by such third party concurrently with the initial closing of its private offering. The Company’s obligation to purchase such investments was conditional upon satisfying certain conditions, namely (1) the earlier of (a) July 17, 2023, provided that the Company has received aggregate subscriptions of $25,000 or greater, or (b) the receipt of aggregate subscriptions of $75,000 or greater, and (2) the Board of Directors’ approval of the Company’s acceptance of such capital subscriptions.
On July 17, 2023, the Company satisfied the conditions set forth in the facility agreement and purchased an initial portfolio of $17,838 of gross commitments. The initial portfolio of investments consisted primarily of directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors.
(8)Members’ Capital
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	September 30, 2023	December 31, 2022
Net distributable earnings (accumulated losses), beginning of period	$(194)	$—
Net investment income (loss)	631	(194)
Net unrealized appreciation (depreciation)	87	—
Distributions declared	(414)	—
Net distributable earnings (accumulated losses), end of period	$110	$(194)
The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the nine months ended September 30, 2023:

Unit Issuance Date	Class I Units Issued	Proceeds Received
July 17, 2023	1,296,063	$25,921
August 01, 2023	8,989	180
September 01, 2023	74,737	1,494
Total	1,379,789	$27,595
As of September 30, 2023, the Company received, in advance, $6,479 related to the October 1, 2023 issuance of Units in the Company’s continuous private offering. The amount received is included in the subscriptions received in advance on the Consolidated Statements of Financial Condition as of September 30, 2023.
The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
August 30, 2023	August 31, 2023	September 06, 2023	$0.1498	$196
September 26, 2023	September 30, 2023	October 04, 2023	0.1582	219
Total Distributions			$0.3080	$414
The Company adopted an “opt out” distribution reinvestment plan (“DRIP”). As a result, unless unitholders elect to “opt out” of the DRIP, unitholders will have their cash dividends or distributions automatically reinvested in additional units of same class of units to which the distribution relates, rather than receiving cash. Unitholders who receive distributions in the form of Units will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those unitholders will not receive cash with which to pay any applicable taxes.
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the nine months ended September 30, 2023:

Payment Date	DRIP Units Issued	DRIP Units Value
September 06, 2023	974	$19
Total	974	$19

(9)Earnings Per Unit
The following table sets forth the computation of basic and diluted earnings per Unit:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023
Net increase (decrease) in Members' Capital from operations	$899	$718
Weighted average Class I Units outstanding	1,334,349	1,334,349
Basic and diluted earnings (loss) per Class I Unit	$0.67	$0.54
(10)Consolidated Financial Highlights
The following are the financial highlights:

For the Nine Months Ended
September 30, 2023
Per Class I Unit Data:(1)
Net asset value, beginning of period	$20.00
Net investment income (loss)	0.47
Net unrealized and realized gain (loss)(2)	(0.08)
Net increase (decrease) in net assets resulting from operations	0.39
Distributions declared	(0.31)
Total increase (decrease) in net assets	0.08
Net asset value, end of period	$20.08
Class I Units outstanding, end of period	1,382,012
Total return based on net asset value(3)	1.95%
Ratio/Supplemental Data:
Members' Capital, end of period	$27,749
Weighted average units outstanding(4)	1,334,349
Ratio of expenses before waivers to average Members' Capital(5)	11.93%
Ratio of net expenses to average Members’ Capital(5)	0.80%
Ratio of net investment income to average Members’ Capital(5)	14.51%
Asset coverage ratio	254.16%
Portfolio turnover rate	5.93%
(1)    The per unit data was derived by using the weighted average units outstanding during the period, except otherwise noted.
(2)    The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)    Total return (not annualized) is calculated assuming a purchase of units at the opening of the first day of the period and a sale on the closing of the last business day of the period. Distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s distribution reinvestment plan.
(4)    Weighted average units outstanding was calculated for the period from July 17, 2023, the date of the first external issuance of units through September 30, 2023.
(5)    Amounts are annualized except for incentive fees, organization and offering costs, and expense support relating to organization and offering costs.
(11)Subsequent Events
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
Pursuant to the Company’s continuous private offering, the Company issued approximately 337,583 Units for an aggregate offering price of $6,779 effective October 1, 2023.
On October 26, 2023, the Investment Adviser agreed to irrevocably waive its management fee and incentive fee based on net investment income through April 30, 2024.
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the Company’s Units for an aggregate offering price of $4,492 effective November 1, 2023.
At the discretion of the Board of Directors, the Company has commenced a unit repurchase program in which the Company may repurchase, in each quarter, no more than 5% of its outstanding Units (either by number of Units or aggregate net asset value) as of such quarter end. Repurchases of Units will be made at a net offering price that the Company believes generally reflects the net asset value per Unit as determined in accordance with its unit pricing policy. Any periodic repurchase offers will be subject in part to the Company's available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While the Company intends to conduct quarterly repurchase offers, the Company is not required to do so and may suspend or terminate the unit repurchase program at any time. As a result, unit repurchases may not be available each quarter. The Company conducts such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended and the 1940 Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per unit amounts, unless otherwise indicated)
In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to North Haven Private Income Fund A LLC and its consolidated subsidiaries. This Report, including the documents we incorporate by reference into this Report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential”, “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events, such as COVID-19, also referred to as the Coronavirus pandemic;
•uncertainty and changes in the general interest rate environment, including as a result of recent rate increases by the Federal Reserve System (“Federal Reserve”);
•general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
•the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•the impact of interruptions in the supply chain on our portfolio companies;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser (the “Adviser” or “Investment Adviser”), and its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
•the ability of our portfolio companies to achieve their objectives;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing and amount of cash flows, if any, from the operations of our portfolio companies;
•the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•our ability to maintain our qualification as a business development company (“BDC”), and our ability to qualify and maintain our qualification as a regulated investment company (a “RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign companies;
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” in our registration statement on Form 10 (the “Registration Statement”) filed with the SEC and elsewhere in this Report.
The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Registration Statement and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
You should understand that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private

Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.
OVERVIEW
We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are externally managed by our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley. We are a private, perpetual-life BDC, which is a BDC whose units are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose units are intended to be sold by us monthly on a continuous basis at a price generally equal to our monthly net asset value per Unit. We are not a subsidiary of, or consolidated with, Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors. For the purposes of this Report, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, tax, depreciation and amortization (“EBITDA”) in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans, including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (such as the Secured Overnight Financing Rate, or SOFR). We may also make investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, which may provide more liquidity than our private credit investments, for cash management purposes, including to manage payment obligations under our unit repurchase program. Depending on various factors, including our cash flows and the market for middle-market company debt investments, we expect that our liquid loan portfolio could represent a material portion of our investments from time to time. We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer.
We generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends or distributions of income on any direct equity investments, capital gains on the sale of loans and equity investments and various other loan origination and other fees, including commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
Pursuant to the exemptive relief granted by the SEC to our Adviser (as amended, the “Order”), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends or distributions of income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the investment advisory agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the administration agreement (the “Administration Agreement”) between us and MS Private Credit Administrative Services LLC (the “Administrator”); and (iii) other operating expenses as detailed below:
•initial organization costs and offering costs incurred;
•costs associated with any private offerings of our Units and any other securities offerings;
•the cost of effecting any sales and repurchases of our Units and other securities;
•calculating individual asset values and our net asset value (including the cost and expenses of any third-party valuation services);
•out of pocket expenses, including travel, entertainment, lodging, and meal expenses, incurred by the Investment Adviser, or members of its investment team or payable to third parties, performing due diligence on prospective portfolio companies and monitoring actual portfolio companies and, if necessary, enforcing our rights;
•base management fee and any incentive fees payable under the Investment Advisory Agreement;
•certain costs and expenses relating to distributions paid by us;
•administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
•debt service and other costs of borrowings or other financing arrangements;
•the allocated costs incurred by the Investment Adviser in providing managerial assistance to those portfolio companies that request it;
•amounts payable to third parties relating to, or associated with, sourcing, evaluating, making settling, clearing, monitoring, holding or disposing of prospective or actual investments;
•the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments;
•dues and expenses incurred in connection with membership industry or trade organizations;
•fees and expenses payable under any dealer manager agreements;
•escrow agent, distribution agent, transfer agent and custodial fees;
•costs of hedging;
•commissions and other compensation payable to brokers or dealers;
•any fees payable to rating agencies;
•federal and state registration fees;
•U.S. federal, state and local taxes, including any excise taxes;
•costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
•Independent Director fees and expenses;
•costs of preparing consolidated financial statements and maintaining books and records, costs of preparing tax returns, costs of 1940 Act compliance, Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including registration fees, and the compensation of professionals responsible for the preparation or review of the foregoing;
•the costs of any reports, proxy statements or other notices to our unitholders (including printing and mailing costs), the costs of any unitholders’ meetings, and costs and expenses of preparation for the foregoing and related matters;
•the costs of specialty and custom software for monitoring risk, compliance and overall investments;
•any fidelity bond required by applicable law;
•any necessary insurance premiums;
•indemnification payments;
•any extraordinary expenses (such as litigation or indemnification payments or amounts payable pursuant to any agreement to provide indemnification entered into by the Company),
•direct fees and expenses associated with independent audits, agency, consulting and legal costs;
•cost of winding up; and
•all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under the Administration Agreement based upon our allocable portion of the compensation paid to our Chief Financial Officer and Chief Compliance Officer and reimbursing third-party expenses incurred by the Administrator in carrying out its administrative services including, but not limited to, the fees and expenses associated with performing compliance functions

We reimburse the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement or otherwise. We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of September 30, 2023, we had investments in 30 portfolio companies across 17 industries. Based on fair value as of September 30, 2023, approximately 100.0% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors for the applicable reference rate. As of September 30, 2023, our weighted average total yield of investments in debt securities at amortized cost was 12.3%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2023.
As of September 30, 2023, our portfolio displayed the following characteristics as of the closing date of each of our investments unless otherwise indicated(1)(2):
•Weighted average last 12-month EBITDA of approximately $242.4 million;
•Weighted average net leverage through tranche of approximately 6.3x(3);
•Weighted average of approximately 46.9%(4) loan to value of our portfolio companies; and
•Approximately 2.4% of loans the Investment Adviser believes may be subject to business cycle volatility.
Our portfolio is presented below:

	September 30, 2023
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$35,429	$35,516	100.0%
Other Securities	16	16	—	(5)
Total	$35,445	$35,532	100.0%
(1)    Calculated as a percentage of gross debt commitments (funds and unfunded). Weighted average EBITDA, net leverage through the tranche that the Company is a lender and loan to value exclude recurring revenue investments, which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.
(2)    Amounts were derived from investment due diligence information provided by the portfolio company. Such amounts have not been independently estimated by us, and accordingly, we take no responsibility for such numbers and make no representation or warranty in respect of this information.
(3)    Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche that the Company is a lender, excluding recurring revenue investments.
(4)    Calculated using total outstanding debt through the tranche that the Company is a lender divided by enterprise value from the private equity sponsor or market comparables.
(5)    Amount rounds to less than 0.0%.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

As of and For the Three Months Ended
September 30, 2023
New Investments Committed
Gross Principal Balance(1)	$46,824
Net New Investments Committed	46,824
Investments, at Cost
Investments, beginning of period	—
New investments purchased	37,447
Net accretion of discount on investments	37
Investments sold or repaid	(2,039)
Investments, end of period	35,445
Principal amount of investments funded
First lien debt	38,217
Other securities	16
Total	$38,233
Amount of investments sold/fully repaid, at principal
First lien debt investments	$1,900
Total	$1,900
Weighted average yield on debt and income producing investments, at cost(2)	12.3%
Weighted average yield on debt and income producing investments, at fair value(2)	12.3%
Number of portfolio companies	30
Percentage of debt investments bearing a floating rate, at fair value	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	—%
(1)    Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)    Computed as (a) the annual stated spread, plus applicable reference rate, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
As part of the monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments. Our Investment Adviser has developed a classification system to group investments into four categories. The investments are evaluated regularly and assigned a category based on certain credit metrics. Our Investment Adviser’s ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments. Please see below for a description of the four categories of the Investment Adviser’s Internal Risk Rating system:
Category 1 — In the opinion of our Investment Adviser, investments in Category 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Category 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.
Category 2 — In the opinion of our Investment Adviser, investments in Category 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Category 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment are neutral to favorable. All new originated or acquired investments are initially included in Category 2.
Category 3 — In the opinion of our Investment Adviser, investments in Category 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance and non-compliance with debt covenants; however, principal and interest payments are not more than 120 days past due.
Category 4 — In the opinion of our Investment Adviser, investments in Category 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Category 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	September 30, 2023
	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	35,532	100.0	30
Risk rating 3	—	—	—
Risk rating 4	—	—	—
	$35,532	100.0%	30
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023
Total investment income	$856	$856
Less: Net expenses	44	225
Net investment income (loss)	812	631
Net change in unrealized appreciation (depreciation)	87	87
Net increase (decrease) in Members' Capital resulting from operations	$899	$718
Investment Income
Investment income was as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023
Investment income:
Interest income	$822	$822
Payment-in-kind interest income	3	3
Other income	31	31
Total Investment Income	$856	$856
Total investment income is $856 for the three months ended September 30, 2023, primarily driven by our deployment of capital and invested balance of investments. Weighted average asset yield of debt investments at cost is 12.3% as of September 30, 2023. As of such date, all our debt investments were income-producing. No debt investments were on non-accrual status as of September 30, 2023.
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of, and for the period ended, September 30, 2023, all of our first lien debt investments were performing and current on their interest payments.
Expenses

The Company is responsible for investment expenses, professional fees, and other general and administrative expenses related to the Company’s operations. Expenses were as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023
Expenses:
Interest and other financing expenses	$342	$342
Management fees	68	68
Capital gains incentive fees	11	11
Professional fees	134	134
Organization and offering costs	36	217
Directors' fees	26	26
Administrative service fees	9	9
General and other expenses	41	41
Total expenses	$667	$848
Expense support	(555)	(555)
Management fees waiver	(68)	(68)
Net expenses	$44	$225
Interest Expense
Interest expense and other financing expenses, including unused commitment fees, and deferred financing costs, were $342 for the three months ended September 30, 2023. For the three months ended September 30, 2023, average borrowings outstanding were $11,959. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended September 30, 2023 were 9.62%.
Interest expense and other financing expenses, including unused commitment fees, and deferred financing costs, were $342 for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, average borrowings outstanding were $11,959. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the nine months ended September 30, 2023 were 9.62%.
For more information on our borrowings, including the terms thereof, see Note 6. “Debt” in the Notes to Consolidated Financial Statements.
Base Management Fee
For the three and nine months ended September 30, 2023, base management fees were $68 and $68 and the Investment Adviser irrevocably agreed to waive $68 and $68, respectively. For more information on base management fee, including terms thereof, see Note 3. “Related Party Transactions” in the Notes to Consolidated Financial Statements.
Incentive Fees
The incentive fee consists of two components: (1) income-based incentive fee and (2) capital gains incentive fee. For the three and nine months ended September 30, 2023, there were no income-based incentive fees accrued. For the three and nine months ended September 30, 2023, there were $11 and $11 in capital gains incentive fees accrued, respectively. For more information on incentive fee, including terms thereof, see Note 3. “Related Party Transactions” in the Notes to Consolidated Financial Statements.
Professional Fees, Administrative Service Fee and Other Expenses
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. General and other expenses include insurance, filing, research, subscriptions and other costs. Organization and offering costs include expenses incurred in our initial formation and our offering of Units.
For the three and nine months ended September 30, 2023, we incurred professional fees of $134 and $134, organization and offering costs of $36 and $217, directors’ fees of $26 and $26, administrative service fees of $9 and $9, and general and other expenses of $41 and $41; offset by expense support of $555 and $555, and management fees waiver of $68 and $68.
Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our unitholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code

(without regard to the deduction for distributions paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our unitholders, which generally relieve us from corporate-level U.S. federal income taxes. We currently intend to make sufficient distributions each taxable year to satisfy the distribution requirements in order to avoid excise tax. For the three and nine months ended September 30, 2023, the Company did not accrue any U.S. federal excise tax.
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	87	87
Net realized and unrealized gain (loss)	$87	$87
For the three and nine months ended September 30, 2023, net realized gain (loss) on our investments was $— and $—, respectively, driven by the sale of debt investments in our portfolio.
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. For the three and nine months ended September 30, 2023, net change in unrealized appreciation on our investments of $87 and $87, was primarily driven by the net increases in valuations of our debt and equity investments as a result of change in spreads in the primary and secondary markets.
For additional information on net realized gain (loss) and unrealized gain (loss) see Note 5. “Fair Value Measurements" in the Notes to the Consolidated Financial Statements.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Units, net borrowings from our credit facilities, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of any closing of our continuous private offering of our Units. Our primary use of cash is investments in portfolio companies, payments of our expenses, funding repurchases under our unit repurchase program and payment of cash distributions to our unitholders. Details of our credit facilities are described in “Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of September 30, 2023, we had approximately $14.9 million of cash, which taken together with our approximately $82.0 million of availability under the SMBC Facility (subject to borrowing base availability) (as defined in Note 6. “Debt” in the notes to the accompanying unaudited consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of September 30, 2023, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $8.7 million.
Unregistered Sales of Equity Securities
For the nine months ended September 30, 2023, we held three closings of our continuous private offering of Units. As a result, the total Units issued and proceeds received related to such closings were as follows:

Unit Issuance Date	Class I Units Issued	Proceeds Received
July 17, 2023	1,296,063	$25,921
August 01, 2023	8,989	180
September 01, 2023	74,737	1,494
Total	1,379,789	$27,595
As of September 30, 2023, we received, in advance, $6.5 million related to the October 1, 2023 issuance of Units in our continuous private offering. The amount received is included in the subscriptions received in advance on the Consolidated Statements of Financial Condition as of September 30, 2023.
Distributions and Distribution Reinvestment
The following table summarizes our distributions declared and payable for the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Distribution Yield(1)	Total Amount
August 30, 2023	August 31, 2023	September 06, 2023	$0.1498	9.0%	$196
September 26, 2023	September 30, 2023	October 04, 2023	0.1582	9.5%	219
Total Distributions			$0.3080		$414
(1)    Distribution yield (annualized) is calculated by dividing the declared distribution by the prior month’s net asset value and annualizing over 12 monthly periods.
We have adopted an “opt out” dividend reinvestment plan (“DRIP”). As a result, if our Board of Directors (the “Board of Directors”) authorizes, and we declare, a cash distribution, our unitholders will have their cash distributions automatically reinvested in additional units of the same class of units to which the distribution relates unless they specifically “opt out” of the DRIP and elect to receive distributions in cash.
The following table summarizes the amounts received and units issued to unitholders who have participated in the DRIP during for the nine months ended September 30, 2023:

Payment Date	DRIP Units Issued	DRIP Units Value
September 06, 2023	974	$19
Total	974	$19
Debt
Our outstanding debt obligations were as follows:

	September 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility	$100,000	$18,000	$82,000
Total	$100,000	$18,000	$82,000
For additional information on our debt obligations see Note 6. “Debt” in the Notes to Consolidated Financial Statements.

RECENT DEVELOPMENTS
Subsequent to September 30, 2023 through November 3, 2023, we have closed approximately $8.6 million of new/add-on investments. Of these new commitments, approximately $8.6 million were first lien senior secured loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite recent market volatility. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow and the impact of inflation on valuations and the operations of potential portfolio companies.
Pursuant to our continuous private offering, we issued approximately 337,583 Units for an aggregate offering price of $6.8 million effective October 1, 2023.
On October 26, 2023, the Investment Adviser agreed to irrevocably waive its management fee and incentive fee based on net investment income through April 30, 2024.
Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $4.5 million effective November 1, 2023.
At the discretion of the Board of Directors, we have commenced a unit repurchase program in which we may repurchase, in each quarter, no more than 5% of our outstanding Units (either by number of Units or aggregate net asset value) as of such quarter end. Repurchases of Units will be made at a net offering price that we believe generally reflects the net asset value per Unit as determined in accordance with our unit pricing policy. Any periodic repurchase offers will be subject in part to our available cash and compliance with the BDC and RIC qualification and diversification rules promulgated under the 1940 Act and the Code, respectively. While we intend to conduct quarterly repurchase offers, we are not required to do so and may suspend or terminate the unit repurchase program at any time. As a result, unit repurchases may not be available each quarter. We conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio should be read in connection with the consolidated financial statements in Part I, Item 1A of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Registration Statement.
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):
•the Investment Advisory Agreement;
•the Administration Agreement;
•the MSDI Agreement;
•the Placement Agent Agreement; and
•the Expense Support Agreement.
See Note 3. “Related Party Transactions” in the Notes to the Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk, market risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. Most of our investments will not have a readily available market price. To ensure accurate valuation, our investments are valued at fair value in good faith by our Board of Directors, based on, among other things, the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board of Directors, or Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—Risks Relating to Our Business and Structure—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” of our Registration Statement and “Part II, Item 1A. Risk Factors—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of this Report.
Interest Rate Risk
We are subject to financial market risks, most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
As of September 30, 2023, approximately 100.0% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of September 30, 2023, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2023) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$1,085	$(540)	$545
Up 200 basis points	$724	$(360)	$364
Up 100 basis points	$362	$(180)	$182
Down 100 basis points	$(362)	$180	$(182)
Down 200 basis points	$(724)	$360	$(364)
Down 300 basis points	$(1,085)	$540	$(545)
We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts or our credit facilities, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to our portfolio of investments with fixed interest rates or investments denominated in foreign currencies. During the periods covered by this Report, we did not engage in interest rate hedging activities.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Other Information
Item 1. Legal Proceedings
The Company, the Investment Adviser and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of the Company, the Investment Adviser, the Administrator is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company.
See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements and Supplementary Data” of this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors set forth below and the risk factors previously disclosed under Item 1A of the Registration Statement, which could materially affect our business, financial condition and/or operating results. The risks disclosed below and disclosed in the Registration Statement are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
We may be subject to risks associated with our investments in the software industry.
We could invest in portfolio companies in the software industry and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example, portfolio companies in the software industry are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.
Laws and regulations regulating insurance activities are complex and could negatively affect the business of our portfolio companies in the insurance services industry, which could reduce their profitability and potentially limit their growth.
We could invest in portfolio companies in the insurance services industry and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example, the insurance industry in the United States is heavily regulated, and the insurance regulatory framework addresses, among other things: (i) granting licenses to companies and agents to transact particular business activities; and (ii) regulating trade, marketing, compensation, and claims practices. Certain of our portfolio companies may be subject to laws and regulations applicable to insurance brokers and to the authority of the insurance regulators in their respective jurisdictions of operation. The cost of compliance with such regulations or any non-compliance could impose material costs on our portfolio companies and negatively affect their business, marketing practices, and budgets. Any of these factors could affect our portfolio company investments and, in turn, materially adversely affect our business, financial condition and results of operations.
Furthermore, the laws and regulations governing the sale of insurance may change in ways that adversely impact the business of our portfolio companies. These changes could impact the manner in which our portfolio companies are permitted to conduct their businesses and could result in increased expenses and/or decreased revenues as well as negatively affect their marketing practices, budgets, and overall level of business, which could adversely impact our business, financial condition, operating results and cash flows.
Our investments in the healthcare providers and services industry face considerable uncertainties.
The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices.
Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal healthcare reform initiatives, could fundamentally change the dynamics of the healthcare industry and could make it difficult for our portfolio companies to repay their loans to us and, as a result, could have a material adverse impact on our business, financial condition or results of operations.
Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.
Terrorist acts, acts of war, natural disasters, disease outbreaks, pandemics or other similar events may disrupt our operations, as well as the operations of our portfolio companies and our Adviser. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. For example, many countries have experienced outbreaks of infectious illnesses in recent decades, including polio, swine flu, avian influenza, SARS, coronaviruses and the monkeypox virus.
The Israel-Hamas war and the conflict between Russia and Ukraine, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any such disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
Market volatility has had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment continue to be impacted by such events. In addition to these and any future developments potentially having adverse consequences for certain portfolio companies and other issuers in or through which we may invest and the value of our investments therein, the operations of the Adviser (including those relating to us) have been, and could continue to be, adversely impacted. Any of the foregoing events could materially and adversely affect our ability to source, manage and divest our investments and our ability to fulfill our investment objectives. Similar consequences could arise with respect to other comparable infectious diseases.
The extent to which the Coronavirus and/or other disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply- chain disruption, is uncertain. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. There is a risk that any future disease outbreaks or health pandemics (including a recurrence of the Coronavirus) would impact our ability to achieve our investment objectives. Further, if a future pandemic occurs during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Registration Statement and our Current Report on Form 8-K filed on September 11, 2023, for the issuance of our Units for the three months ended September 30, 2023. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
At the discretion of the Board of Directors, we may conduct quarterly repurchase offers pursuant to a unit repurchase program. The purpose of the unit repurchase program is to provide liquidity to unitholders. We intend to limit the number of Units to be repurchased in each quarter to no more than 5% of our outstanding Units (either by number of Units or aggregate net asset value) as of such quarter end. All Units purchased by us pursuant to the terms of each offer to repurchase will be retired and thereafter will be unissued Units. Any Units to be purchased from any of our officers, directors or affiliates will be on the same terms and conditions as any other purchase of Units.
Item 3: Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
LLC Agreement
On November 1, 2023, the Board approved the First Amendment to the Amended and Restated Limited Liability Company Agreement of the Company (the “First Amendment”). The First Amendment clarifies that the exclusive forum provision in section 13.6(e) of the Company’s limited liability company agreement does not apply to claims arising under the federal securities laws, including without limitation, the 1940 Act.
The description above is only a summary of the material provisions of the First Amendment and is qualified in its entirety by reference to the copy of the First Amendment, which is filed as an exhibit hereto.

Item 6. Exhibits
(a) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1*	First Amended and Restated Limited Liability Company Agreement of the Company, dated as of November 1, 2023
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Private Income Fund A LLC
Dated: November 3, 2023	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: November 3, 2023	By:	/s/ Orit Mizrachi
Orit Mizrachi Interim Chief Financial Officer (Interim Principal Financial Officer)