Form 10-Q
period 2024-03-31
North Haven Private Income Fund A LLC
filed 2024-05-14
CIK 1973476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 000-56388
North Haven Private Income Fund A LLC
(Exact name of registrant as specified in charter)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s Class I Units outstanding at May 14, 2024 was 4,534,746

North Haven Private Income Fund A LLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024
SIGNATURES

North Haven Private Income Fund A LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $71,786 and $51,386)	$71,986	$51,545
Cash	21,248	21,310
Deferred financing costs	1,365	1,216
Deferred offering costs	40	65
Interest and dividend receivable from non-controlled/non-affiliated investments	521	354
Prepaid expenses and other assets	91	87
Total assets	95,251	74,577

Liabilities
Debt	—	11,000
Payable for investments purchased	2,671	—
Payable to affiliates (Note 3)	215	807
Distributions payable	631	344
Subscriptions received in advance (Note 8)	11,436	18,462
Payable for units repurchased	351	—
Capital gains based incentive fee payable	25	20
Interest and financing costs payable	252	305
Accrued expenses and other liabilities	381	271
Total liabilities	15,962	31,209

Commitments and Contingencies (Note 7)

Members' Capital
Common units, par value $0.001 per unit (3,938,696 and 2,157,873 units issued and outstanding)	4	2
Paid-in capital in excess of par value	78,845	43,012
Net distributable earnings (accumulated losses)	440	354
Total members' capital	$79,289	$43,368
Total liabilities and members' capital	$95,251	$74,577
Net asset value per unit	$20.13	$20.10

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$1,933	$—
Payment-in-kind	15	—
Other income	44	—
Total investment income	1,992	—
Expenses:
Interest expense and other financing expenses	199	—
Management fees	201	—
Income based incentive fees	185	—
Capital gains incentive fees	5	—
Professional fees	184	—
Directors' fees	26	—
Administrative service fees	41	—
Organization and offering costs	25	136
General and other expenses	40	—
Total expenses	906	136
Income based incentive fee waiver (Note 3)	(185)	—
Expense support (Note 3)	(245)	—
Management fees waiver (Note 3)	(201)	—
Net expenses	275	136
Net investment income (loss)	1,717	(136)

Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	41	—
Net realized and unrealized gain (loss)	$41	$—
Net increase (decrease) in members' capital resulting from operations	$1,758	$(136)

Net investment income (loss) per unit	$0.49	$—
Earnings (loss) per unit	$0.50	$—
Weighted average units outstanding (Note 9):	3,497,628	—
The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Members' Capital at beginning of period:	$43,368	$(194)
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	1,717	(136)
Net change in unrealized appreciation (depreciation)	41	—
Net increase (decrease) in members’ capital resulting from operations	1,758	(136)

Distributions to Unitholders from:
Distributable earnings	(1,672)	—
Total distributions to Unitholders	(1,672)	—

Capital transactions:
Issuance of Units	35,661	25
Reinvestment of distributions	525	—
Repurchased Units	(351)	—
Net increase in members' capital resulting from capital transactions	35,835	25
Total increase (decrease) in members' capital	35,921	(111)
Members' capital at end of period	$79,289	$(305)
Distributions per unit	$0.48	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$1,758	$(136)
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net change in unrealized (appreciation) depreciation on investments	(41)	—
Net accretion of discount and amortization of premium on investments	(64)	—
Payment-in-kind interest and dividend capitalized	(9)	—
Amortization of deferred financing costs	101	—
Amortization of deferred offering costs	25	—
Purchases of investments and change in payable for investments purchased	(18,059)	—
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	403	—
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(167)	—
(Increase) decrease in prepaid expenses and other assets	(4)	—
(Decrease) increase in payable to affiliates	(592)	—
(Decrease) increase in incentive fees payable	5	—
(Decrease) increase in interest payable	(53)	—
(Decrease) increase in accrued expenses and other liabilities	110	111
Net cash provided by (used in) operating activities	(16,587)	(25)

Cash flows from financing activities:
Borrowings on debt	$1,100	$—
Repayments on debt	(12,100)	—
Deferred financing costs paid	(250)	—
Dividend paid in cash	(860)	—
Proceeds from issuance of Units	17,199	25
Subscriptions received in advance	11,436	—
Net cash provided by (used in) financing activities	16,525	25
Net increase (decrease) in cash	(62)	—
Cash at beginning of period	21,310	—
Cash at end of period	$21,248	$—

Supplemental information and non-cash activities:
Excise tax paid	$7	$—
Interest expense paid	$151	$—
Distribution reinvestment	$525	$—
Accrued but unpaid distributions	$631	$—
Accrued but unpaid repurchases of Common units	$351	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(12)	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Mantech International CP	(5) (7)	S +	5.75%	11.06%	9/14/2029	1,767	$1,767	$1,767	2.23%
Mantech International CP	(5) (7) (11)	S +	5.75%	11.06%	9/14/2029	159	159	159	0.20
Mantech International CP	(5) (7) (11)	S +	5.75%	11.06%	9/14/2028	—	—	—	—
							1,926	1,926	2.43
Automobile Components
Sonny's Enterprises, LLC	(5) (6)	S +	6.75%	12.22%	8/5/2028	760	744	760	0.96
Sonny's Enterprises, LLC	(5) (6) (11)	S +	6.75%	12.22%	8/5/2028	105	101	105	0.13
Sonny's Enterprises, LLC	(5) (6) (11)	S +	6.75%	12.22%	8/5/2027	—	(3)	—	—
							842	865	1.09
Automobiles
COP Collisionright Parent, LLC	(5) (6)	S +	5.50%	10.82%	1/29/2030	780	765	765	0.96
COP Collisionright Parent, LLC	(5) (6) (11)	S +	5.50%	10.82%	1/29/2030	21	17	17	0.02
COP Collisionright Parent, LLC	(5) (6) (11)	S +	5.50%	10.82%	1/29/2030	19	16	16	0.02
Turbo Buyer, Inc.	(5) (6)	S +	6.00%	11.46%	12/2/2025	306	302	301	0.38
Summit Buyer, LLC	(5) (6) (11)	S +	5.75%	11.00%	1/14/2027	328	315	291	0.37
Summit Buyer, LLC	(5) (11)	P +	4.25%	12.75%	1/14/2027	17	15	13	0.02
Turbo Buyer, Inc.	(5) (6)	S +	6.00%	11.46%	12/2/2025	757	747	746	0.94
Turbo Buyer, Inc.	(5) (6)	S +	6.00%	11.46%	12/2/2025	759	749	748	0.94
							2,926	2,897	3.65
Chemicals
Tank Holding Corp.	(7)	S +	5.75%	11.20%	3/31/2028	2,810	2,728	2,766	3.49
Tank Holding Corp.	(7) (11)	S +	5.75%	11.20%	3/31/2028	160	154	154	0.19
							2,882	2,920	3.68
Commercial Services & Supplies
Helios Service Partners, LLC	(5) (6)	S +	6.25%	11.81%	3/19/2027	244	238	241	0.30
Helios Service Partners, LLC	(5) (6) (11)	S +	6.25%	11.81%	3/19/2027	351	342	346	0.44
Helios Service Partners, LLC	(5) (6) (11)	S +	6.00%	11.56%	3/19/2027	27	26	26	0.03
Iris Buyer, LLC	(5) (6)	S +	6.25%	11.56%	10/2/2030	1,392	1,356	1,363	1.72
Iris Buyer, LLC	(5) (6) (11)	S +	6.25%	11.56%	10/2/2030	131	127	127	0.16
Iris Buyer, LLC	(5) (6) (11)	S +	6.25%	11.56%	10/2/2029	—	(5)	(4)	(0.01)
Orion Group Holdco, LLC	(5) (6) (11)	S +	6.25%	11.84%	3/19/2027	—	(5)	(5)	(0.01)
Vensure Employer Services, Inc.	(5) (7) (11)	S +	5.25%	10.57%	3/26/2027	101	97	97	0.12
VRC Companies, LLC	(5) (6)	S +	5.75%	11.07%	6/29/2027	2,919	2,906	2,919	3.68
VRC Companies, LLC	(5) (6) (11)	S +	5.75%	11.07%	6/29/2027	28	24	24	0.03
VRC Companies, LLC	(5) (6) (11)	S +	5.75%	11.07%	6/29/2027	—	—	—	—
							5,106	5,134	6.46

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(12)	Cost(4)	Fair Value	Percentage of Net Assets
Construction & Engineering
Arcoro Holdings Corp.	(5) (6)	S +	5.50%	10.82%	3/28/2030	1,739	$1,704	$1,704	2.15%
Arcoro Holdings Corp.	(5) (6) (11)	S +	5.50%	10.82%	3/28/2030	—	(5)	(5)	(0.01)
Superman Holdings, LLC	(5) (6)	S +	6.13%	11.43%	8/31/2027	401	393	397	0.50
Superman Holdings, LLC	(5) (6) (11)	S +	6.13%	11.43%	8/31/2027	—	(1)	(1)	—
							2,091	2,095	2.64
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (7)	S +	5.50%	10.83%	2/3/2031	2,010	1,990	1,990	2.51
PDI TA Holdings, Inc.	(5) (7) (11)	S +	5.50%	10.83%	2/3/2031	—	(4)	(4)	(0.01)
PDI TA Holdings, Inc.	(5) (7) (11)	S +	5.50%	10.83%	2/3/2031	—	(2)	(2)	—
							1,984	1,984	2.50
Containers & Packaging
BP Purchaser, LLC	(5) (7)	S +	5.50%	11.08%	12/11/2028	1,886	1,860	1,796	2.27
Distributors
Avalara, Inc.	(5) (7)	S +	7.25%	12.56%	10/19/2028	1,091	1,084	1,091	1.38
Avalara, Inc.	(5) (7) (11)	S +	7.25%	12.56%	10/19/2028	—	(1)	—	—
Bradyifs Holdings, LLC	(5) (6)	S +	6.00%	11.31%	10/31/2029	1,670	1,638	1,648	2.08
Bradyifs Holdings, LLC	(5) (6) (11)	S +	6.00%	11.31%	10/31/2029	45	43	43	0.05
Bradyifs Holdings, LLC	(5) (6) (11)	S +	6.00%	11.31%	10/31/2029	—	(2)	(2)	—
							2,762	2,780	3.51
Diversified Consumer Services
EVDR Purchaser, Inc.	(5) (7)	S +	5.50%	10.83%	2/14/2031	2,059	2,018	2,019	2.55
EVDR Purchaser, Inc.	(5) (7) (11)	S +	5.50%	10.83%	2/14/2031	—	(6)	(6)	(0.01)
EVDR Purchaser, Inc.	(5) (7) (11)	S +	5.50%	10.83%	2/14/2031	141	134	134	0.17
Vertex Service Partners, LLC	(5) (7)	S +	5.50%	10.90%	11/8/2030	314	307	307	0.39
Vertex Service Partners, LLC	(5) (7) (11)	S +	5.50%	10.90%	11/8/2030	274	264	262	0.33
Vertex Service Partners, LLC	(5) (7) (11)	S +	5.50%	10.90%	11/8/2030	—	(2)	(2)	—
							2,715	2,714	3.43
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(5) (8)	S +	6.25%	11.83%	3/2/2028	2,977	2,912	2,969	3.74
Magneto Components Buyco, LLC	(5) (7)	S +	6.00%	11.33%	12/5/2030	2,556	2,494	2,506	3.16
Magneto Components Buyco, LLC	(5) (7) (11)	S +	6.00%	11.33%	12/5/2030	—	(6)	(10)	(0.01)
Magneto Components Buyco, LLC	(5) (7) (11)	S +	6.00%	11.33%	12/5/2029	—	(10)	(8)	(0.01)
							5,390	5,457	6.88
Financial Services
Trintech, Inc.	(5) (6)	S +	6.50%	11.83%	7/25/2029	1,853	1,802	1,826	2.30
Trintech, Inc.	(5) (6) (11)	S +	6.50%	11.83%	7/25/2029	41	37	39	0.05
							1,839	1,865	2.35

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(12)	Cost(4)	Fair Value	Percentage of Net Assets
Health Care Equipment & Supplies
Tidi Legacy Products, Inc.	(5) (6)	S +	5.50%	10.83%	12/19/2029	1,373	$1,347	$1,352	1.71%
Tidi Legacy Products, Inc.	(5) (6) (11)	S +	5.50%	10.83%	12/19/2029	—	(4)	(6)	(0.01)
Tidi Legacy Products, Inc.	(5) (6) (11)	S +	5.50%	10.83%	12/19/2029	—	(5)	(4)	(0.01)
YI, LLC	(5) (6)	S +	5.75%	11.07%	12/3/2029	1,707	1,674	1,685	2.13
YI, LLC	(5) (6) (11)	S +	5.75%	11.07%	12/3/2029	—	(3)	(4)	(0.01)
YI, LLC	(5) (6) (11)	S +	5.75%	11.07%	12/3/2029	5	—	2	—
							3,009	3,025	3.81
Health Care Providers & Services
DCA Investment Holdings, LLC	(5) (7)	S +	6.50%	11.74%	4/3/2028	2,060	2,029	2,021	2.55
Gateway US Holdings, Inc.	(5) (7) (9)	S +	6.00%	11.45%	9/22/2026	1,411	1,388	1,411	1.78
Gateway US Holdings, Inc.	(5) (7) (9)	S +	6.00%	11.45%	9/22/2026	426	419	426	0.54
Gateway US Holdings, Inc.	(5) (7) (9) (11)	S +	6.00%	11.45%	9/22/2026	—	(1)	—	—
iCIMS, Inc.	(5) (7)	S +	7.25% (incl. 3.88% PIK)	12.55%	8/18/2028	917	912	917	1.16
iCIMS, Inc.	(5) (7) (11)	S +	7.25% (incl. 3.88% PIK)	12.55%	8/18/2028	—	(1)	—	—
iCIMS, Inc.	(5) (7) (11)	S +	7.25% (incl. 3.88% PIK)	12.55%	8/18/2028	6	5	6	0.01
PPV Intermediate Holdings, LLC	(5) (7) (11)	S +	5.75%	11.09%	8/31/2029	—	(3)	(2)	—
							4,748	4,779	6.04
Health Care Technology
Hyland Software, Inc.	(5) (7)	S +	6.00%	11.33%	9/19/2030	2,853	2,817	2,835	3.58
Hyland Software, Inc.	(5) (7) (11)	S +	6.00%	11.33%	9/19/2029	—	(2)	(1)	—
							2,815	2,834	3.58
Industrial Conglomerates
Aptean, Inc.	(5) (7)	S +	5.25%	10.57%	1/30/2031	1,374	1,360	1,360	1.72
Aptean, Inc.	(5) (7) (11)	S +	5.25%	10.57%	1/30/2031	12	11	11	0.01
Aptean, Inc.	(5) (7) (11)	S +	5.25%	10.57%	1/30/2031	—	(1)	(1)	—
							1,370	1,370	1.73
Insurance Services
Galway Borrower, LLC	(5) (7)	S +	5.25%	10.67%	9/29/2028	413	406	403	0.51
Galway Borrower, LLC	(5) (7) (11)	S +	5.25%	10.67%	9/29/2028	—	(5)	(15)	(0.02)
Higginbotham Insurance Agency, Inc.	(5) (6) (11)	S +	5.50%	10.93%	11/24/2028	797	784	792	1.00
High Street Buyer, Inc.	(5) (7) (11)	S +	5.25%	10.56%	4/14/2028	—	(10)	(10)	(0.01)
Inszone Mid, LLC	(5) (6)	S +	5.75%	10.98%	11/12/2029	937	919	922	1.16
Inszone Mid, LLC	(5) (6) (11)	S +	5.75%	10.98%	11/12/2029	162	151	146	0.18
Inszone Mid, LLC	(5) (6) (11)	S +	5.75%	10.98%	11/12/2029	—	(2)	(2)	—
Integrity Marketing Acquisition, LLC	(5) (7)	S +	6.00%	11.34%	8/27/2026	562	555	556	0.70

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(12)	Cost(4)	Fair Value	Percentage of Net Assets
Integrity Marketing Acquisition, LLC	(5) (7)	S +	6.00%	11.34%	8/27/2026	3,367	$3,319	$3,330	4.20%
Integrity Marketing Acquisition, LLC	(5) (7) (11)	S +	6.00%	11.34%	8/27/2026	—	(2)	(1)	—
Peter C. Foy & Associates Insurance Services, LLC	(5) (7)	S +	6.00%	11.45%	11/1/2028	597	586	596	0.75
Peter C. Foy & Associates Insurance Services, LLC	(5) (7) (11)	S +	6.00%	11.45%	11/1/2028	—	(5)	(1)	—
RSC Acquisition, Inc.	(5) (7)	S +	5.50%	10.96%	11/1/2029	173	172	172	0.22
RSC Acquisition, Inc.	(5) (7) (11)	S +	5.50%	10.96%	11/1/2029	389	387	387	0.49
World Insurance Associates, LLC	(5) (6)	S +	6.00%	11.32%	4/3/2028	3,491	3,456	3,414	4.31
							10,711	10,689	13.49
Machinery
Chase Intermediate, LLC	(5) (11)	S +	5.25%	10.95%	10/30/2028	—	(6)	(16)	(0.02)
Chase Intermediate, LLC	(5) (11)	S +	5.25%	10.95%	10/30/2028	—	(1)	(1)	—
							(7)	(17)	(0.02)
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6)	S +	5.50%	10.90%	12/24/2029	1,084	1,064	1,073	1.35
AWP Group Holdings, Inc.	(5) (6) (11)	S +	5.50%	10.90%	12/24/2029	28	22	22	0.03
AWP Group Holdings, Inc.	(5) (6) (11)	S +	5.50%	10.90%	12/24/2029	65	61	62	0.08
							1,147	1,157	1.46
Professional Services
Bullhorn, Inc.	(5) (6)	S +	5.50%	10.93%	9/30/2026	1,047	1,041	1,040	1.31
Bullhorn, Inc.	(5) (6)	S +	5.50%	10.93%	9/30/2026	87	86	87	0.11
Bullhorn, Inc.	(5) (6) (11)	S +	5.50%	10.93%	9/30/2026	—	—	—	—
GPS Merger Sub, LLC	(5) (6)	S +	6.00%	11.32%	10/2/2029	1,293	1,269	1,272	1.60
GPS Merger Sub, LLC	(5) (6) (11)	S +	6.00%	11.32%	10/2/2029	—	(3)	(6)	(0.01)
GPS Merger Sub, LLC	(5) (6) (11)	S +	6.00%	11.32%	10/2/2029	—	(5)	(5)	(0.01)
KENG Acquisition, Inc.	(5) (6)	S +	6.25%	11.56%	8/1/2029	289	282	286	0.36
KENG Acquisition, Inc.	(5) (6) (11)	S +	6.25%	11.56%	8/1/2029	36	33	34	0.04
KENG Acquisition, Inc.	(5) (6) (11)	S +	6.25%	11.56%	8/1/2029	9	7	8	0.01
							2,710	2,716	3.43
Real Estate Management & Development
Associations, Inc.	(5) (6)	S +	6.50% (incl. 2.50% PIK)	12.09%	7/2/2027	1,375	1,363	1,364	1.72
MRI Software, LLC	(5) (6)	S +	5.50%	10.90%	2/10/2027	2,122	2,115	2,114	2.67
MRI Software, LLC	(5) (6) (11)	S +	5.50%	10.90%	2/10/2027	—	(1)	(1)	—
MRI Software, LLC	(5) (6) (11)	S +	5.50%	10.90%	2/10/2027	—	(1)	(1)	—
							3,476	3,476	4.39
Software
Coupa Holdings, LLC	(5) (7)	S +	7.50%	12.81%	2/27/2030	1,641	1,611	1,631	2.06
Coupa Holdings, LLC	(5) (7) (11)	S +	7.50%	12.81%	2/27/2030	—	(2)	(1)	—

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(12)	Cost(4)	Fair Value	Percentage of Net Assets
Coupa Holdings, LLC	(5) (7) (11)	S +	7.50%	12.81%	2/27/2029	—	$(2)	$(1)	—%
E-Discovery AcquireCo, LLC	(5) (6)	S +	6.50%	11.84%	8/29/2029	458	447	452	0.57
E-Discovery AcquireCo, LLC	(5) (6) (11)	S +	6.50%	11.84%	8/29/2029	—	(1)	(1)	—
Formstack Acquisition Co	(5) (6)	S +	5.25%	10.57%	3/28/2030	1,875	1,847	1,847	2.33
Formstack Acquisition Co	(5) (6) (11)	S +	5.25%	10.57%	3/28/2030	—	(5)	(5)	(0.01)
Formstack Acquisition Co	(5) (6) (11)	S +	5.25%	10.57%	3/28/2030	—	(6)	(6)	(0.01)
Granicus, Inc.	(5) (7)	S +	5.25%	10.62%	1/17/2031	1,551	1,536	1,536	1.94
Granicus, Inc.	(5) (7) (11)	S +	5.25%	10.62%	1/17/2031	—	(1)	(1)	—
Granicus, Inc.	(5) (7) (11)	S +	5.25%	10.62%	1/17/2031	—	(2)	(2)	—
GS AcquisitionCo, Inc.	(5) (6)	S +	5.00%	10.30%	5/25/2028	1,264	1,258	1,264	1.59
GS AcquisitionCo, Inc.	(5) (6) (11)	S +	5.00%	10.30%	5/25/2028	—	(1)	(1)	—
GS AcquisitionCo, Inc.	(5) (6) (11)	S +	5.00%	10.30%	5/25/2028	—	(1)	—	—
Icefall Parent, Inc.	(5) (6)	S +	6.50%	11.80%	1/25/2030	1,826	1,790	1,790	2.26
Icefall Parent, Inc.	(5) (6) (11)	S +	6.50%	11.80%	1/25/2030	—	(3)	(3)	—
							8,465	8,499	10.73
Wireless Telecommunication Services
Mobile Communications America, Inc.	(5) (6)	S +	6.00%	11.31%	10/16/2029	1,022	1,007	1,012	1.28
Mobile Communications America, Inc.	(5) (6) (11)	S +	6.00%	11.31%	10/16/2029	—	(2)	(3)	—
Mobile Communications America, Inc.	(5) (6) (11)	S +	6.00%	11.31%	10/16/2029	—	(2)	(1)	—
							1,003	1,008	1.28
Total First Lien Debt							$71,770	$71,969	90.81%

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Par Amount/ Shares(12)	Cost(4)	Fair Value	Percentage of Net Assets
Common Equity
Reveal Data Solutions	(5) (10)			8/29/2023	12,307	$16	$17	0.02%
Total Common Equity						$16	$17	0.02
Total Other Investments						$16	$17	0.02%
Total Portfolio Investments						$71,786	$71,986	90.79%

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2024, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2024, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the SMBC Facility (as defined below). See Note 6 "Debt".
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2024. As of March 31, 2024, the reference rates for our variable rate loans were the 3-month E 3.89%, 1-month S at 5.33%, 3-month S at 5.30%, 6-month S at 5.22% and the P at 8.50%.

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
(9)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024 non-qualifying assets represented 1.90% of total assets as calculated in accordance with regulatory requirements.

(10)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of March 31, 2024, the aggregate fair value of these securities is $17 or 0.02% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(11) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date started. See below for more information on the Company’s unfunded commitments as of March 31, 2024.

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/01/2025	$559	$(6)
AWP Group Holdings, Inc.	Revolver	12/24/2029	159	(2)
Aptean, Inc.	Delayed Draw Term Loan	01/30/2026	236	(1)
Aptean, Inc.	Revolver	01/30/2031	128	(1)
Arcoro Holdings Corp.	Revolver	03/28/2030	261	(5)
Avalara, Inc.	Revolver	10/19/2028	109	—
Bradyifs Holdings, LLC	Delayed Draw Term Loan	10/31/2025	139	(2)
Bradyifs Holdings, LLC	Revolver	10/31/2029	142	(2)
Bullhorn, Inc.	Revolver	09/30/2026	54	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	01/29/2030	431	(4)
COP Collisionright Parent, LLC	Revolver	01/29/2030	108	(2)
Chase Intermediate, LLC	Delayed Draw Term Loan	08/31/2025	700	(16)
Chase Intermediate, LLC	Revolver	10/30/2028	35	(1)
Coupa Holdings, LLC	Delayed Draw Term Loan	08/27/2024	147	(1)
Coupa Holdings, LLC	Revolver	02/27/2029	112	(1)
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	42	(1)

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
EVDR Purchaser, Inc.	Delayed Draw Term Loan	10/02/2024	$588	$(6)
EVDR Purchaser, Inc.	Revolver	02/14/2031	212	(4)
Formstack Acquisition Co	Delayed Draw Term Loan	03/30/2026	750	(6)
Formstack Acquisition Co	Revolver	03/28/2030	375	(6)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/02/2025	335	(6)
GPS Merger Sub, LLC	Revolver	10/02/2029	268	(4)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	480	(1)
GS AcquisitionCo, Inc.	Revolver	05/25/2028	194	—
Galway Borrower, LLC	Delayed Draw Term Loan	04/28/2024	624	(15)
Gateway US Holdings, Inc.	Revolver	09/22/2026	54	—
Granicus, Inc.	Delayed Draw Term Loan	01/17/2026	232	(1)
Granicus, Inc.	Revolver	01/17/2031	220	(2)
Helios Service Partners, LLC	Delayed Draw Term Loan	02/07/2025	109	(1)
Helios Service Partners, LLC	Revolver	03/19/2027	19	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	03/27/2026	951	(5)
High Street Buyer, Inc.	Delayed Draw Term Loan	03/11/2026	1,039	(10)
Hyland Software, Inc.	Revolver	09/19/2029	136	(1)
Icefall Parent, Inc.	Revolver	01/25/2030	174	(3)
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	777	(13)
Inszone Mid, LLC	Revolver	11/12/2029	117	(2)
Integrity Marketing Acquisition, LLC	Revolver	08/27/2026	63	(1)
Iris Buyer, LLC	Delayed Draw Term Loan	10/02/2030	68	(1)
Iris Buyer, LLC	Revolver	10/02/2029	199	(4)
KENG Acquisition, Inc.	Delayed Draw Term Loan	08/01/2025	183	(2)
KENG Acquisition, Inc.	Revolver	08/01/2029	70	(1)
MRI Software, LLC	Delayed Draw Term Loan	12/19/2025	195	(1)
MRI Software, LLC	Revolver	02/10/2027	176	(1)
Magneto Components Buyco, LLC	Delayed Draw Term Loan	06/05/2025	507	(10)
Magneto Components Buyco, LLC	Revolver	12/05/2029	423	(8)
Mantech International CP	Delayed Draw Term Loan	09/14/2024	290	—
Mantech International CP	Revolver	09/14/2028	227	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	330	(3)
Mobile Communications America, Inc.	Revolver	10/16/2029	165	(1)
Orion Group Holdco, LLC	Delayed Draw Term Loan	03/19/2027	399	(5)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	02/03/2031	762	(4)
PDI TA Holdings, Inc.	Revolver	02/03/2031	228	(2)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	08/31/2025	670	(3)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	10/19/2024	600	(1)
RSC Acquisition, Inc.	Delayed Draw Term Loan	02/14/2025	29	—

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Sonny's Enterprises, LLC	Delayed Draw Term Loan	11/05/2024	$62	$—
Sonny's Enterprises, LLC	Revolver	08/05/2027	145	—
Summit Buyer, LLC	Delayed Draw Term Loan	08/25/2025	580	(23)
Summit Buyer, LLC	Revolver	01/14/2027	74	(3)
Superman Holdings, LLC	Delayed Draw Term Loan	05/01/2025	95	(1)
Tank Holding Corp.	Delayed Draw Term Loan	05/22/2024	197	(3)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	06/19/2025	362	(6)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	261	(4)
Trintech, Inc.	Revolver	07/25/2029	102	(1)
VRC Companies, LLC	Delayed Draw Term Loan	08/15/2025	224	(3)
VRC Companies, LLC	Revolver	06/29/2027	59	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	03/26/2027	249	(3)
Vertex Service Partners, LLC	Delayed Draw Term Loan	11/08/2025	330	(7)
Vertex Service Partners, LLC	Revolver	11/08/2030	81	(2)
YI, LLC	Delayed Draw Term Loan	12/03/2029	357	(4)
YI, LLC	Revolver	12/03/2029	262	(3)
iCIMS, Inc.	Delayed Draw Term Loan	08/18/2025	178	—
iCIMS, Inc.	Revolver	08/18/2028	78	—
Total First Lien Debt Unfunded Commitments			$20,296	$(242)
Total Unfunded Commitments			$20,296	$(242)

(12)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound (“GBP”), or Canadian dollar ("CAD").

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
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2023. As of December 31, 2023, the reference rates for our variable rate loans were the 1-month S at 5.35%, 3-month S at 5.33%, 6-month S at 5.16% and the P at 8.50%.

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
March 31, 2024
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
The Company was formed as a Delaware limited liability company on November 30, 2022 with the name “PIF 2 LLC.” The Company changed its name to “North Haven Private Income Fund A LLC” on January 9, 2023. The Company commenced operations on July 17, 2023. The Company has delegated the right to manage the assets of the Company to MS Capital Partners Adviser Inc., as the investment adviser to the Company (the “Adviser” or “Investment Adviser”). The Investment Adviser is an indirect, wholly owned subsidiary of Morgan Stanley.
The Company’s investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company.
The Company is conducting a continuous private offering of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company has offered and intends to offer one class of units, Class I Units (the “Units”) in its continuous private offering.
The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of March 31, 2024, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: Broadway Funding Holdings II LLC (“Broadway”), PIF A CA SPV LLC (“CA SPV”), PIF A Financing SPV LLC (“Financing SPV”) and PIF A Equity Holdings LLC (“Equity Holdings,” and collectively with Broadway, CA SPV, Financing SPV and Equity Holdings, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
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

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments and reclassifications, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2024.
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
The Company’s Board of Directors (the “Board of Directors” or “Board”), with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”) issued by the FASB. The Board of Directors has delegated to the Investment Adviser as the valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 “Fair Value Measurements” for the Company's framework for determining fair value, fair value hierarchies, and the composition of the Company's portfolio.
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective investment using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt investment, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
As of March 31, 2024 and December 31, 2023, the Company had no investments on non-accrual status.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended March 31, 2024 and 2023, the Company did not accrue any U.S. federal excise tax.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

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
Base Management Fee
The base management fee is calculated at an annual rate of 1.25% of the Company’s average net asset value at the end of the two most recently completed calendar months. All or part of the base management fee not taken as to any month will be deferred without interest and may be taken in any subsequent month prior to the termination of the Investment Advisory Agreement and any such recoupment would be subject to any applicable expense waiver. Base management fees for any partial month are prorated based on the number of days in the month. The base management fee is payable quarterly in arrears, any base management fees waived are not subject to recoupment by the Adviser. The Investment Adviser has agreed to irrevocably waive its base management fee through June 30, 2024.
For the three months ended March 31, 2024 and 2023, base management fees were $201 and $0 and the Investment Adviser irrevocably agreed to waive $201 and $0, respectively. As of March 31, 2024 and December 31, 2023, $0 and $0 was payable to the Investment Adviser relating to base management fees.
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
The Investment Adviser has agreed to irrevocably waive its incentive fee based on net investment income through June 30, 2024.
For the three months ended March 31, 2024 and 2023, income-based incentive fees were $185, and $0, and the Investment Adviser irrevocably agreed to waive $185, and $0, respectively. Any income-based incentive fees waived are not subject to recoupment by the Adviser.

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
For the three months ended March 31, 2024 and 2023, capital gains incentive fees accrued to the Investment Adviser were $5 and $0, respectively.
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
For the three months ended March 31, 2024 and 2023, the Company incurred $41 and $0 of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of March 31, 2024 and December 31, 2023 was $61 and $27, respectively.
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
For the three months ended March 31, 2024 and 2023, there were $245 and $0 Expense Payments under the Expense Support Agreement, which were recorded in expense support on the Consolidated Statements of Operations.
MS Credit Partners Holdings, Inc. Investment

MS Credit Partners Holdings, Inc., or MS Credit Partners Holdings, an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements to purchase Units up to an aggregate amount of $25,000 or such amount so that the Company is not considered to be “controlled” by Morgan Stanley or its affiliates for purposes of the Bank Holding Company Act of 1956, as amended from time to time. MS Credit Partners Holdings has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
(4) INVESTMENTS
The composition of the Company’s investment portfolio was as follows:

	March 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$71,770	$71,969	100.0%	$51,370	$51,529	100.0%
Other Investments(1)	16	17	—%	16	16	—%
Total	$71,786	$71,986	100.0%	$51,386	$51,545	100.0%
(1) Amount rounds to less then 0.0% for Other Investments.

The industry composition of investments at fair value was as follows:

	March 31, 2024	December 31, 2023
Aerospace & Defense	2.7%	—%
Automobile Components	1.2	1.6
Automobiles	4.0	3.7
Chemicals	4.1	5.5
Commercial Services & Supplies	7.1	9.4
Construction & Engineering	2.9	0.8
Consumer Staples Distribution & Retail	2.8	—
Containers & Packaging	2.5	3.6
Distributors	3.9	5.4
Diversified Consumer Services	3.8	0.9
Electronic Equipment, Instruments & Components	7.6	10.6
Financial Services	2.6	3.6
Health Care Equipment & Supplies	4.2	5.8
Health Care Providers & Services	6.6	9.3
Health Care Technology	3.9	3.6
Industrial Conglomerates	1.9	—
Insurance Services	14.8	13.9
Machinery(1)	—	—
Multi-Utilities	1.6	2.2
Professional Services	3.8	5.3
Real Estate Management & Development	4.8	6.7
Software	11.8	6.2
Wireless Telecommunication Services	1.4	1.9
Total	100.0%	100.0%
(1) Amount rounds to less then 0.0%. for Machinery

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2024			December 31, 2023
Geographic	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Canada	$1,806	$1,837	2.6%	$1,808	$1,841	3.6%
United States	69,980	70,149	97.4	49,578	49,704	96.4
Total	$71,786	$71,986	100.0%	$51,386	$51,545	100.0%

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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of the investments as of:

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$2,920	$69,049	$71,969	$—	$1,900	$49,629	$51,529
Other Investments	—	—	17	17	—	—	16	16
Total	$—	$2,920	$69,066	$71,986	$—	$1,900	$49,645	$51,545

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2024:

	First Lien Debt	Second Lien Debt	Other Investments	Total Investments
Fair value, beginning of period	$49,629	$—	$16	$49,645
Purchases of investments	20,690	—	—	20,690
Proceeds from principal repayments and sales of investments	(395)	—	—	(395)
Accretion of discount/amortization of premium	59	—	—	59
Payment-in-kind	9	—	—	9
Net change in unrealized appreciation (depreciation)	(19)	—	1	(18)
Transfers into/out of Level 3 (1)	(924)	—	—	(924)
Fair value, end of period	$69,049	$—	$17	$69,066

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2024	$(19)	$—	$1	$(18)
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

	March 31, 2024
	Fair Value	Valuation Technique	Significant Unobservable Input	Range		Weighted Average(1)
				Low	High
Investments in first lien debt	$69,049	Yield Analysis	Discount Rate	9.84%	12.36%	11.01%
Common equity	17	Market Approach	Revenue Multiple	7.60x	7.60x	7.60x
Total Investments	$69,066
(1) Weighted average is calculated by weighting the significant unobservable input by the relative fair value of the investment.

	December 31, 2023
	Fair Value	Valuation Technique	Significant Unobservable Input	Range		Weighted Average(1)
				Low	High
Investments in first lien debt	$49,629	Yield Analysis	Discount Rate	9.72%	12.03%	10.97%
Common equity	16	Market Approach	Revenue Multiple	7.60x	7.60x	7.60x
Total Investments	$49,645
(1) Weighted average is calculated by weighting the significant unobservable input by the relative fair value of the investment.
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

		March 31, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
SMBC Facility	3	$—	$—	$11,000	$11,000
Total		$—	$—	$11,000	$11,000
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)DEBT
The Company’s outstanding debt obligations were as follows:

	March 31, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility	$100,000	$—	$100,000	$100,000	$11,000	$89,000
Total	$100,000	$—	$100,000	$100,000	$11,000	$89,000
The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended March 31, 2024 was 8.13%. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2024 was $157.
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the SMBC Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greater of (a) zero and (b) the highest of (i) the prime rate as publicly announced by The Wall Street Journal, (ii) the sum of the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus 0.5%, and (iii) the rate per annum equal to 1% plus (x) the greater of (A) Term SOFR and (B) zero) plus 1.125%, based on certain borrowing base conditions and (y) for loans for which the Company elects the SOFR option, Term SOFR for such interest period, plus 2.125%, depending on certain borrowing base conditions. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of March 31, 2024, the Company was in compliance with all covenants and other requirements of the SMBC Facility.
The summary information of the SMBC Facility is as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$3	$—
Facility unused commitment fees	95	—
Amortization of deferred financing costs	101	—
Total	$199	$—
Weighted average interest rate	8.13%	—%
Weighted average outstanding balance	$157	$—
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2024 and December 31, 2023, the Company had $20,296 and $13,358 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
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
(8)MEMBERS’ CAPITAL
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	March 31, 2024	December 31, 2023
Net distributable earnings, beginning of period	$354	$(194)
Net investment income (loss)	1,717	1,527
Net unrealized appreciation (depreciation)	41	159
Distributions declared	(1,672)	(1,340)
Tax reclassification of unitholders' equity	—	202
Net distributable earnings, end of period	$440	$354

The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the three months ended March 31, 2024:

Unit Issuance Date	Class I Units Issued	Proceeds Received
January 01, 2024	918,507	$18,462
February 01, 2024	366,271	7,373
March 01, 2024	487,396	9,826
Total	1,772,174	$35,661
The Company did not hold a closing of the continuous private offering for the three months ended March 31, 2023.
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
January 29, 2024	January 31, 2024	February 05, 2024	$0.1591	$490
February 27, 2024	February 29, 2024	March 05, 2024	0.1593	551
March 25, 2024	March 31, 2024	April 04, 2024	0.1596	631
Total Distributions			$0.4780	$1,672
The Board of Directors did not declare a distribution for the three months ended March 31, 2023.
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
The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during for the three months ended March 31, 2024:

Payment Date	DRIP Units Issued	DRIP Units Value
January 29, 2024	4,483	$90
February 27, 2024	9,919	200
March 26, 2024	11,682	235
Total	26,084	$525
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
The following table further summarizes the unit repurchases completed for the three months ended March 31, 2024:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 05, 2024	5.00%	$20.13	March 31, 2024	$351	17,435	0.44%	—
Total				$351	17,435
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
(9)EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings per Unit:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net increase (decrease) in Members' Capital from operations	$1,758	$(136)
Weighted average Units outstanding	3,497,628	—
Basic and diluted earnings (loss) per Unit	$0.50	$—
(10)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Per Unit Data:(1)
Net asset value, beginning of period	$20.10	$—
Net investment income (loss)	0.49	—
Net unrealized and realized gain (loss)(2)	0.02	—
Net increase (decrease) in net assets resulting from operations	0.51	—
Distributions declared	(0.48)	—
Total increase (decrease) in net assets	0.03	—
Net asset value, end of period	$20.13	$—
Units outstanding, end of period	3,938,696	—
Weighted average units outstanding(3)	3,497,628	—
Total return based on net asset value(4)	2.55%	—%
Ratio/Supplemental Data:
Members' Capital, end of period	$79,289	$(168)
Ratio of expenses before waivers to average Members' Capital(5)	4.23%	—%
Ratio of net expenses to average Members’ Capital(5)	1.43%	—%
Ratio of net investment income to average Members’ Capital(5)	9.87%	—%
Asset coverage ratio(6)(7)	—%	—%
Portfolio turnover rate	0.65%	—%
(1)    The per unit data was derived by using the weighted average units outstanding during the period, except otherwise noted.
(2)    The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)    Weighted average units outstanding was calculated for the period from July 17, 2023, the date of first external issuance of units through March 31, 2024.
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
(6)    No debt outstanding as of March 31, 2024.
(7)    Effective January 31, 2023, in accordance with Section 61(a)(2) of the 1940 Act, with certain limited exceptions, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to January 31, 2023, in accordance with the 1940 Act, with certain limited exceptions, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing.
(11)SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
April Issuances and Distribution Declarations
Pursuant to the Company’s continuous private offering, the Company issued approximately 583,000 Units for an aggregate offering price of $11.7 million effective April 1, 2024.
On April 25, 2024, the Company declared a distribution to unitholders of record in the amount of $0.1594 per unit and payable on May 3, 2024 to unitholders of record as of April 30, 2024.
May Issuances
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the Company’s Units for an aggregate offering price of $10.6 million effective May 1, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per unit amounts, unless otherwise indicated)
In this Quarterly Report on Form 10-Q, or this “Report,” except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to North Haven Private Income Fund A LLC and its consolidated subsidiaries. This Report, including the documents we incorporate by reference into this Report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential”, “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
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
•our ability to qualify and maintain our qualification as a BDC and as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign companies;
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and elsewhere in this Report.
The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, and Part II, Item 1A of and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, tax, depreciation, and amortization (“EBITDA”) in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.
We invest primarily in directly originated senior secured term loans, including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (such as the Secured Overnight Financing Rate or SOFR). We also make investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, which may provide more liquidity than our private credit investments, for cash management purposes, including to manage payment obligations under our unit repurchase program. Depending on various factors, including our cash flows and the market for middle-market company debt investments, we expect that our liquid loan portfolio could represent a material portion of our investments from time to time.
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
•costs associated with any private offerings of our common units (the “Units”) and any other securities offerings;
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
•arrangement, debt service and other costs of borrowings, senior securities or other financing arrangements;
•the allocated costs incurred by the Investment Adviser in providing managerial assistance to those portfolio companies that request it;
•amounts payable to third parties relating to, or associated with, sourcing, evaluating, making, settling, clearing, monitoring, holding or disposing of prospective or actual investments;
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
•cost of winding up; and
•all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under the Administration Agreement based upon our allocable portion of the compensation paid to our Chief

Financial Officer and Chief Compliance Officer and reimbursing third-party expenses incurred by the Administrator in carrying out its administrative services including, but not limited to, the fees and expenses associated with performing compliance functions.
We reimburse the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement or otherwise. We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.
PORTFOLIO AND INVESTMENT ACTIVITY
Our portfolio is presented below:

	March 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$71,770	$71,969	100.0%	$51,370	$51,529	100.0%
Other Investments(1)	16	17	—%	16	16	—%
Total	$71,786	$71,986	100.0%	$51,386	$51,545	100.0%
(1)    Amount rounds to less than 0.0%.
Our debt portfolio displayed the following characteristics of each of our investments unless otherwise noted:

	As of
	March 31, 2024	December 31, 2023
Number of portfolio companies	51	41
Percentage of debt investments bearing a floating rate, at fair value	100.0%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	—%	—%
Weighted average yield on debt and income producing investments, at cost(2)	11.9%	12.3%
Weighted average yield on debt and income producing investments, at fair value(2)	11.9%	12.2%
Weighted average 12-month EBITDA(1)(3)	$200.4	$207.0
Weighted average net leverage through tranche(1)(3)(4)	6.0x	6.0x
Weighted average loan to value(1)(3)(5)	43.7%	45.2%
Percentage of our debt portfolio subject to business cycle volatility(1)(3)	1.1%	1.6%
Percentage of our total portfolio on non-accrual, at cost	—%	—%
(1)    Calculated as a percentage of gross debt commitments (funded and unfunded). Weighted average EBITDA, net leverage through the tranche that the Company is a lender and loan to value exclude recurring revenue investments, which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.
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
(5)    Calculated using total outstanding debt through the tranche that the Company is a lender divided by total enterprise value from the private equity sponsor or market comparables.

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

As of and For the Three Months Ended
March 31, 2024
New investments committed
Gross Principal Balance(1)	$30,064
Net New Investments Committed	$30,064
Investments, at cost
Investments, beginning of period	$51,386
New investments purchased	20,730
Net accretion of discount on investments	64
Payment-in-kind	9
Investments sold or repaid	(403)
Investments, end of period	$71,786
Principal amount of investments funded
First lien debt	$21,037
Total	$21,037
Number of new investment commitments in portfolio companies	10
Number of investment commitments exited or fully repaid	—
(1)    Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	March 31, 2024		December 31, 2023
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	—%	$—	—%
Risk rating 2	71,986	100.0	51,545	100.0
Risk rating 3	—	—	—	—
Risk rating 4	—	—	—	—
	$71,986	100.0%	$51,545	100.0%
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Total investment income	$1,992	$—
Less: Net expenses	275	136
Net investment income (loss)	1,717	(136)
Net change in unrealized appreciation (depreciation)	41	—
Net increase (decrease) in Members' Capital resulting from operations	$1,758	$(136)
Investment Income
Investment income was as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Investment income:
Interest income	$1,933	$—
Payment-in-kind	15	—
Other income	44	—
Total Investment Income	$1,992	$—

Total investment income is $1,992 for the three months ended March 31, 2024, primarily driven by our deployment of capital and invested balance of investments. Weighted average asset yield of debt investments at cost is 11.9% as of March 31, 2024. As of such date, all our debt investments were income-producing. No investments were on non-accrual status as of March 31, 2024.

Expenses
Expenses were as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Expenses:
Interest and other financing expenses	$199	$—
Management fees	201	—
Income based incentive fees	185	—
Capital gains incentive fees	5	—
Professional fees	184	—
Directors' fees	26	—
Administrative service fees	41	—
Offering costs	25	136
General and other expenses	40	—
Total expenses	$906	$136
Income based incentive fee waiver (Note 3)	(185)	—
Expense support (Note 3)	(245)	—
Management fees waiver (Note 3)	(201)	—
Net expenses	$275	$136
In the table above:
•For the three months ended March 31, 2024, interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, was $199 . Average borrowings outstanding were $157 and the combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding was 8.13%.
•For the three months ended March 31, 2024, management fees net of waiver was $0. The Adviser has agreed to irrevocably waive the base management fee through June 30, 2024 and such waiver is not subject to recapture.
•For the three months ended March 31, 2024, there was no income-based incentive fees accrued. The Adviser has agreed to irrevocably waive the income-based incentive fee through June 30, 2024 and such waiver is not subject to recapture.
•Administrative service fees represents fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us.
•Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company which include costs of a financial printer utilized for certain preparation, printing and distribution services related to the offering materials.
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$41	$—
Net realized and unrealized gain (loss)	$41	$—
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Units, net borrowings from our credit facility, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of any closing of our continuous private offering of our Units. Our primary use of cash is investments in portfolio companies, payments of our expenses, funding repurchases under our unit repurchase program and payment of cash distributions to our unitholders. Details of our credit facilities are described in “—Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of March 31, 2024, we had approximately $21.2 million of cash, which taken together with our approximately $100.0 million of availability under the SMBC Facility (subject to borrowing base availability) (as defined in Note 6. “Debt” in the notes to the accompanying audited consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of March 31, 2024, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $20.3 million.
Unregistered Sales of Equity Securities
For the three months ended March 31, 2024, total Units issued and proceeds received were as follows:

Unit Issuance Date	Class I Units Issued	Proceeds Received
January 01, 2024	918,507	$18,462
February 01, 2024	366,271	7,373
March 01, 2024	487,396	9,826
Total	1,772,174	$35,661
Distribution Reinvestment
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
January 29, 2024	January 31, 2024	February 05, 2024	$0.1591	$490
February 27, 2024	February 29, 2024	March 05, 2024	0.1593	551
March 25, 2024	March 31, 2024	April 04, 2024	0.1596	631
Total Distributions			$0.4780	$1,672
The Board of Directors did not declare a distribution for the three months ended March 31, 2023.
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
The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during for the three months ended March 31, 2024:

Payment Date	DRIP Units Issued	DRIP Units Value
January 29, 2024	4,483	$90
February 27, 2024	9,919	200
March 26, 2024	11,682	235
Total	26,084	$525
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

The following table further summarizes the unit repurchases completed for the three months ended March 31, 2024:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
For the Three Months Ended March 31, 2024
March 05, 2024	5.00%	$20.13	March 31, 2024	$351	17,435	0.44%	—
Total				$351	17,435
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
Debt
Our outstanding debt obligations were as follows:

	March 31, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility	$100,000	$—	$100,000	$100,000	$11,000	$89,000
Total	$100,000	$—	$100,000	$100,000	$11,000	$89,000
For further details, see Note 6 “Debt” to our consolidated financial statements included in this report.
RECENT DEVELOPMENTS
April Issuances and Distribution Declarations
Pursuant to our continuous private offering, we issued approximately 583,000 Units for an aggregate offering price of $11.7 million effective April 1, 2024.
On April 25, 2024, we declared a distribution to unitholders of record in the amount of $0.1594 per unit and payable on May 3, 2024 to unitholders of record as of April 30, 2024.
May Issuances
Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $10.6 million effective May 1, 2024.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, should be read in connection with our consolidated financial statements in Part I, Item 1 of this Report, including Note 2 “Summary of Significant Accounting Policies.”
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
Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” of our Form 10-K and “Part I, Item 1A. Risk Factors—General Risk Factors—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our Form 10-K.
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

As of March 31, 2024, approximately 100.0% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of March 31, 2024, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2024) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$1,789	$—	$1,789
Up 200 basis points	$1,193	$—	$1,193
Up 100 basis points	$596	$—	$596
Up 25 basis points	$149	$—	$149
Down 25 basis points	$(149)	$—	$(149)
Down 100 basis points	$(596)	$—	$(596)
Down 200 basis points	$(1,193)	$—	$(1,193)
Down 300 basis points	$(1,789)	$—	$(1,789)

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements and Supplementary Data” of this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth below and the risk factors previously disclosed under Item 1A of the Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described below and disclosed in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Form 10-K and our Current Report on Form 8-K filed on January 31, 2024, February 29, 2024, and March 28, 2024 for the issuance of our Units for the three months ended March 31, 2024. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
At the discretion of the Board of Directors, we have in the past and may in the future conduct quarterly repurchase offers pursuant to a unit repurchase program. The purpose of the unit repurchase program is to provide liquidity to unitholders. We intend to limit the number of Units to be repurchased in each quarter to no more than 5% of our outstanding Units (either by number of Units or aggregate net asset value) as of such quarter end. All Units purchased by us pursuant to the terms of each offer to repurchase will be retired and thereafter will be unissued Units. Any Units to be purchased from any of our officers, directors or affiliates will be on the same terms and conditions as any other purchase of Units.
On February 2, 2024, we announced a quarterly tender offer that commenced on February 5, 2024 and ended at 12:01 a.m., Eastern Time, on March 5, 2024 (the “Offer”). Because there is no secondary trading market for our Units, our Board of Directors determined, after consideration of various matters, that the Offer was in the best interests of unitholders in order to provide liquidity for our unitholders. Approximately 17,435 of our Units were validly tendered and not withdrawn prior to the expiration of the Offer. The Units were repurchased at a price of $20.13 per Unit, which represents the net asset value per Unit as of March 31, 2024. The payment of the purchase price of the Units tendered was promptly made in cash issued to the unitholders whose tenders were accepted for purchase by us in accordance with the terms of the Offer.
Item 3: Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits and Financial Statement Schedules
.(a) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
4.1*	Description of Securities
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Private Income Fund A LLC
Dated: May 14, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2024	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)