Form 10-Q
period 2024-06-30
North Haven Private Income Fund A LLC
filed 2024-08-13
CIK 1973476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s Class I Units outstanding at August 13, 2024 was 6,514,380

North Haven Private Income Fund A LLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024
SIGNATURES

North Haven Private Income Fund A LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $170,042 and $51,386)	$170,523	$51,545
Cash	15,035	21,310
Deferred financing costs	1,085	1,216
Deferred offering costs	15	65
Interest and dividend receivable from non-controlled/non-affiliated investments	796	354
Receivable for investments sold/repaid	9	—
Prepaid expenses and other assets	6	87
Total assets	187,469	74,577

Liabilities
Debt	39,800	11,000
Payable for investments purchased	14,360	—
Payable to affiliates (Note 3)	248	807
Distributions payable	974	344
Subscriptions received in advance (Note 8)	8,375	18,462
Payable for units repurchased	791	—
Capital gains based incentive fee payable	60	20
Interest and financing costs payable	188	305
Accrued expenses and other liabilities	433	271
Total liabilities	65,229	31,209

Commitments and Contingencies (Note 7)

Members' Capital
Common units, par value $0.001 per unit (6,050,084 and 2,157,873 units issued and outstanding)	6	2
Paid-in capital in excess of par value	121,413	43,012
Net distributable earnings (accumulated losses)	821	354
Total members' capital	$122,240	$43,368
Total liabilities and members' capital	$187,469	$74,577
Net asset value per unit	$20.20	$20.10

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$2,973	$—	$4,906	$—
Payment-in-kind	36	—	51	—
Other income	102	—	146	—
Total investment income	3,111	—	5,103	—
Expenses:
Interest expense and other financing expenses	255	—	454	—
Management fees	307	—	508	—
Income based incentive fees	320	—	505	—
Capital gains incentive fees	35	—	40	—
Professional fees	212	—	396	—
Directors' fees	26	—	52	—
Administrative service fees	23	—	64	—
Organization and offering costs	22	11	47	147
General and other expenses	11	—	51	—
Total expenses	1,211	11	2,117	147
Income based incentive fee waiver (Note 3)	(320)	—	(505)	—
Expense support (Note 3)	(80)	—	(325)	—
Management fees waiver (Note 3)	(307)	—	(508)	—
Net expenses	504	11	779	147
Net investment income (loss)	2,607	(11)	4,324	(147)
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	279	—	320	—
Net realized and unrealized gain (loss)	$279	$—	$320	$—
Net increase (decrease) in members' capital resulting from operations	$2,886	$(11)	$4,644	$(147)

Net investment income (loss) per unit	$0.50	$—	$0.99	$—
Earnings (loss) per unit (basic and diluted)	$0.55	$—	$1.06	$—
Weighted average units outstanding (Note 9):	5,228,988	—	4,363,332	—

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Members' Capital at beginning of period:	$79,289	$(305)	$43,368	$(194)
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	2,607	(11)	4,324	(147)
Net realized gain (loss)	—	—	—	—
Net change in unrealized appreciation (depreciation)	279	—	320	—
Net increase (decrease) in members’ capital resulting from operations	2,886	(11)	4,644	(147)

Distributions to Unitholders from:
Distributable earnings	(2,505)	—	(4,177)	—

Capital transactions:
Issuance of Units	42,437	—	78,098	25
Reinvestment of distributions	924	—	1,449	—
Repurchased Units	(791)	—	(1,142)	—
Net increase in members' capital resulting from capital transactions	42,570	—	78,405	25
Total increase (decrease) in members' capital	42,951	(11)	78,872	(122)
Members' capital at end of period	$122,240	$(316)	$122,240	$(316)
Distributions per unit	$0.48	$—	$0.96	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$4,644	$(147)
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net change in unrealized (appreciation) depreciation on investments	(320)	—
Net accretion of discount and amortization of premium on investments	(164)	—
Payment-in-kind interest and dividend capitalized	(53)	—
Amortization of deferred financing costs	131	—
Amortization of deferred offering costs	50	—
Purchases of investments and change in payable for investments purchased	(106,686)	—
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	2,596	—
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(442)	—
(Increase) decrease in prepaid expenses and other assets	81	—
(Decrease) increase in payable to affiliates	(559)	—
(Decrease) increase in incentive fees payable	40	—
(Decrease) increase in interest payable	(117)	—
(Decrease) increase in accrued expenses and other liabilities	162	122
Net cash provided by (used in) operating activities	(100,637)	(25)

Cash flows from financing activities:
Borrowings on debt	$49,900	$—
Repayments on debt	(21,100)	—
Dividend paid in cash	(2,098)	—
Proceeds from issuance of Units	59,636	25
Subscriptions received in advance	8,375	—
Repurchases of Units	(351)	—
Net cash provided by (used in) financing activities	94,362	25
Net increase (decrease) in cash	(6,275)	—
Cash at beginning of period	21,310	—
Cash at end of period	$15,035	$—

Supplemental information and non-cash activities:
Excise tax paid	$7	$—
Interest expense paid	$189	$—
Distribution reinvestment	$1,449	$—
Accrued but unpaid distributions	$974	$—
Accrued but unpaid repurchases of Common units	$791	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Dynasty Acquisition Co., Inc.		First Lien Debt	S +	3.50%	8.84%	8/24/2028	499	$501	$500	0.41%
KKR Apple Bidco, LLC	(9)	First Lien Debt	S +	2.75%	8.21%	9/22/2028	499	500	499	0.41
Mantech International CP	(6) (8)	First Lien Debt	S +	5.00%	10.33%	9/14/2029	1,762	1,762	1,762	1.44
Mantech International CP	(6) (8) (13)	First Lien Debt	S +	5.00%	10.33%	9/14/2029	159	159	159	0.13
Mantech International CP	(6) (8) (13)	First Lien Debt	S +	5.00%	10.33%	9/14/2028	—	—	—	—
								2,922	2,920	2.39
Automobile Components
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.25%	10.73%	8/5/2028	758	743	758	0.62
Sonny's Enterprises, LLC	(6) (7) (13)	First Lien Debt	S +	5.25%	10.73%	8/5/2028	104	101	104	0.09
Sonny's Enterprises, LLC	(6) (7) (13)	First Lien Debt	S +	5.25%	10.73%	8/5/2027	—	(3)	—	—
								841	862	0.71
Automobiles
COP Collisionright Parent, LLC	(6) (7)	First Lien Debt	S +	5.50%	10.83%	1/29/2030	780	765	767	0.63
COP Collisionright Parent, LLC	(6) (7) (13)	First Lien Debt	S +	5.50%	10.83%	1/29/2030	36	31	29	0.02
COP Collisionright Parent, LLC	(6) (7) (13)	First Lien Debt	S +	5.50%	10.83%	1/29/2030	19	16	17	0.01
Turbo Buyer, Inc.	(6) (7)	First Lien Debt	S +	6.00%	11.35%	12/2/2025	755	747	720	0.59
Turbo Buyer, Inc.	(6) (7)	First Lien Debt	S +	6.00%	11.35%	12/2/2025	1,062	1,051	1,011	0.83
Vehlo Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.25%	10.58%	5/24/2028	350	347	347	0.28
Vehlo Purchaser, LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	10.58%	5/24/2028	85	74	74	0.06
Vehlo Purchaser, LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	10.58%	5/24/2028	5	5	5	—
								3,036	2,970	2.43
Beverages
Triton Water Holdings, Inc.	(9) (10)	First Lien Debt	S +	3.25%	8.85%	3/31/2028	997	996	997	0.82

Biotechnology
GraphPad Software, LLC	(6) (8)	First Lien Debt	S +	4.75%	10.10%	6/30/2031	7,423	7,386	7,387	6.04
GraphPad Software, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	10.10%	6/30/2031	—	(1)	(1)	—
GraphPad Software, LLC	(6) (7) (13)	First Lien Debt	S +	4.75%	10.10%	6/30/2031	—	—	—	—
								7,385	7,386	6.04
Building Products
Project Potter Buyer, LLC	(6) (7)	First Lien Debt	S +	6.00%	12.09%	4/23/2027	6,801	6,801	6,801	5.56
Project Potter Buyer, LLC	(6) (7) (13)	First Lien Debt	S +	6.00%	12.09%	4/23/2026	56	56	56	0.05
								6,857	6,857	5.61

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Chemicals
Tank Holding Corp.	(8)	First Lien Debt	S +	5.75%	11.44%	3/31/2028	2,803	$2,725	$2,748	2.25%
Tank Holding Corp.	(8) (13)	First Lien Debt	S +	5.75%	11.44%	3/31/2028	160	153	153	0.13
								2,878	2,901	2.37
Commercial Services & Supplies
Allied Universal Holdco, LLC	(9) (10)	First Lien Debt	S +	3.75%	9.19%	5/12/2028	997	1,000	993	0.81
Consor Intermediate II, LLC	(6) (8)	First Lien Debt	S +	4.75%	10.09%	5/12/2031	755	748	748	0.61
Consor Intermediate II, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	10.09%	5/12/2031	—	(3)	(3)	—
Consor Intermediate II, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	10.09%	5/12/2031	—	(2)	(2)	—
Helios Service Partners, LLC	(6) (7)	First Lien Debt	S +	6.25%	11.85%	3/19/2027	243	238	243	0.20
Helios Service Partners, LLC	(6) (7) (13)	First Lien Debt	S +	6.25%	11.85%	3/19/2027	373	364	373	0.31
Helios Service Partners, LLC	(6) (7) (13)	First Lien Debt	S +	6.00%	11.85%	3/19/2027	—	(1)	—	—
Hercules Borrower LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	10.69%	12/15/2026	244	232	232	0.19
HSI Halo Acquisition, Inc	(6) (8)	First Lien Debt	S +	5.00%	10.35%	6/30/2031	7,450	7,376	7,376	6.03
HSI Halo Acquisition, Inc	(6) (8) (13)	First Lien Debt	S +	5.00%	10.35%	6/30/2031	—	—	—	—
HSI Halo Acquisition, Inc	(6) (8) (13)	First Lien Debt	S +	5.00%	10.35%	6/28/2030	—	(1)	(1)	—
Iris Buyer, LLC	(6) (7)	First Lien Debt	S +	6.25%	11.59%	10/2/2030	1,389	1,353	1,376	1.13
Iris Buyer, LLC	(6) (7) (13)	First Lien Debt	S +	6.25%	11.59%	10/2/2030	131	127	129	0.11
Iris Buyer, LLC	(6) (7) (13)	First Lien Debt	S +	6.25%	11.59%	10/2/2029	—	(5)	(2)	—
Orion Group Holdco, LLC	(6) (7) (13)	First Lien Debt	S +	6.25%	11.85%	3/19/2027	—	(4)	(4)	—
Pye-Barker Fire & Safety, LLC	(6) (8)	First Lien Debt	S +	4.50%	9.85%	5/26/2031	1,755	1,755	1,755	1.44
Pye-Barker Fire & Safety, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	9.85%	5/26/2031	—	(4)	(4)	—
Pye-Barker Fire & Safety, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	9.85%	5/24/2030	30	28	28	0.02
Vensure Employer Services, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25%	10.58%	3/26/2027	236	232	236	0.19
VRC Companies, LLC	(6) (7)	First Lien Debt	S +	5.75%	11.08%	6/29/2027	2,911	2,900	2,911	2.38
VRC Companies, LLC	(6) (7) (13)	First Lien Debt	S +	5.75%	11.08%	6/29/2027	90	86	90	0.07
VRC Companies, LLC	(6) (7) (13)	First Lien Debt	S +	5.75%	11.08%	6/29/2027	—	—	—	—
								16,419	16,474	13.48
Construction & Engineering
Arcoro Holdings Corp.	(6) (7)	First Lien Debt	S +	5.50%	10.84%	3/28/2030	1,739	1,706	1,720	1.41
Arcoro Holdings Corp.	(6) (7) (13)	First Lien Debt	S +	5.50%	10.84%	3/28/2030	—	(5)	(3)	—
Superman Holdings, LLC	(6) (7)	First Lien Debt	S +	5.75%	11.09%	8/31/2027	400	392	399	0.33
Superman Holdings, LLC	(6) (7) (13)	First Lien Debt	S +	5.75%	11.09%	8/31/2027	—	(1)	—	—
								2,092	2,116	1.73
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (8)	First Lien Debt	S +	5.25%	10.83%	2/3/2031	2,010	1,991	2,009	1.64
PDI TA Holdings, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25%	10.83%	2/3/2031	241	236	240	0.20

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
PDI TA Holdings, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25%	10.83%	2/3/2031	—	$(2)	$—	—%
								2,225	2,249	1.84
Containers & Packaging
BP Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.50%	11.11%	12/11/2028	1,881	1,856	1,763	1.44
Proampac PG Borrower, LLC	(10)	First Lien Debt	S +	4.50%	9.33%	9/15/2028	500	503	500	0.41
								2,359	2,263	1.85
Distributors
Avalara, Inc.	(6) (8)	First Lien Debt	S +	7.25%	12.59%	10/19/2028	1,091	1,084	1,091	0.89
Avalara, Inc.	(6) (8) (13)	First Lien Debt	S +	7.25%	12.59%	10/19/2028	—	(1)	—	—
Bradyifs Holdings, LLC	(6) (7)	First Lien Debt	S +	6.00%	11.33%	10/31/2029	1,666	1,635	1,662	1.36
Bradyifs Holdings, LLC	(6) (7) (13)	First Lien Debt	S +	6.00%	11.33%	10/31/2029	114	111	114	0.09
Bradyifs Holdings, LLC	(6) (7) (13)	First Lien Debt	S +	6.00%	11.33%	10/31/2029	—	(2)	—	—
								2,827	2,867	2.35
Diversified Consumer Services
Any Hour, LLC	(6)	First Lien Debt	S +	5.00%	10.33%	5/23/2030	2,372	2,337	2,337	1.91
Any Hour, LLC	(6) (13)	First Lien Debt	S +	5.00%	10.33%	5/23/2030	—	(5)	(5)	—
Any Hour, LLC	(6) (13)	First Lien Debt	S +	5.00%	10.33%	5/23/2030	45	40	40	0.03
Any Hour, LLC	(6)	Other Debt		13.00% PIK	10.33%	5/23/2031	596	585	585	0.48
Asurion, LLC		First Lien Debt	S +	3.25%	8.71%	12/23/2026	997	991	988	0.81
Essential Services Holding Corporation	(6) (8)	First Lien Debt	S +	5.00%	10.33%	6/17/2031	9,850	9,752	9,752	7.98
Essential Services Holding Corporation	(6) (8) (13)	First Lien Debt	S +	5.00%	10.33%	6/17/2031	—	—	—	—
Essential Services Holding Corporation	(6) (8) (13)	First Lien Debt	S +	5.00%	10.33%	6/17/2030	—	(1)	(1)	—
EVDR Purchaser, Inc.	(6) (8)	First Lien Debt	S +	5.50%	10.84%	2/14/2031	2,054	2,014	2,049	1.68
EVDR Purchaser, Inc.	(6) (8) (13)	First Lien Debt	S +	5.50%	10.84%	2/14/2031	—	(6)	(2)	—
EVDR Purchaser, Inc.	(6) (8) (13)	First Lien Debt	S +	5.50%	10.84%	2/14/2031	41	$34	$40	0.03
Vertex Service Partners, LLC	(6) (8)	First Lien Debt	S +	5.50%	10.82%	11/8/2030	313	306	309	0.25
Vertex Service Partners, LLC	(6) (8) (13)	First Lien Debt	S +	5.50%	10.82%	11/8/2030	434	422	426	0.35
Vertex Service Partners, LLC	(6) (8) (13)	First Lien Debt	S +	5.50%	10.82%	11/8/2030	12	10	11	0.01
								16,479	16,529	13.52
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(6) (9)	First Lien Debt	S +	6.25%	11.84%	3/2/2028	2,970	2,908	2,970	2.43
Magneto Components Buyco, LLC	(6) (8)	First Lien Debt	S +	6.00%	11.34%	12/5/2030	2,550	2,490	2,532	2.07
Magneto Components Buyco, LLC	(6) (8) (13)	First Lien Debt	S +	6.00%	11.34%	12/5/2030	—	(6)	(3)	—
Magneto Components Buyco, LLC	(6) (8) (13)	First Lien Debt	S +	6.00%	11.34%	12/5/2029	—	(10)	(3)	—
								5,382	5,496	4.50

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Financial Services
RFS Opco LLC	(6) (9)	First Lien Debt	S +	5.00%	10.34%	4/4/2031	1,500	$1,485	$1,485	1.21%
RFS Opco LLC	(6) (9) (13)	First Lien Debt	S +	4.00%	9.34%	4/4/2029	—	(14)	(14)	(0.01)
Trintech, Inc.	(6) (7)	First Lien Debt	S +	5.50%	10.84%	7/25/2029	1,848	1,799	1,809	1.48
Trintech, Inc.	(6) (7) (13)	First Lien Debt	S +	5.50%	10.84%	7/25/2029	41	37	38	0.03
								3,307	3,318	2.71
Ground Transportation
SV Newco 2 Inc	(6) (8) (11)	First Lien Debt	S +	4.75%	10.10%	6/2/2031	1,500	1,478	1,478	1.21
SV Newco 2 Inc	(6) (8) (11) (13)	First Lien Debt	S +	4.75%	10.10%	6/2/2031	—	(7)	(7)	(0.01)
SV Newco 2 Inc	(6) (8) (11) (13)	First Lien Debt	S +	4.75%	10.10%	6/2/2031	—	(9)	(9)	(0.01)
								1,462	1,462	1.20
Health Care Equipment & Supplies
Journey Personal Care Corp.	(8) (10)	First Lien Debt	S +	4.25%	9.71%	3/1/2028	499	499	496	0.41
Medline Borrower, LP	(9) (10)	First Lien Debt	S +	2.75%	8.09%	10/23/2028	998	1,003	999	0.82
Tidi Legacy Products, Inc.	(6) (7)	First Lien Debt	S +	5.50%	10.84%	12/19/2029	1,370	1,344	1,364	1.12
Tidi Legacy Products, Inc.	(6) (7) (13)	First Lien Debt	S +	5.50%	10.84%	12/19/2029	—	(3)	(2)	—
Tidi Legacy Products, Inc.	(6) (7) (13)	First Lien Debt	S +	5.50%	10.84%	12/19/2029	—	(5)	(1)	—
YI, LLC	(6) (7)	First Lien Debt	S +	5.75%	11.08%	12/3/2029	1,703	1,671	1,700	1.39
YI, LLC	(6) (7) (13)	First Lien Debt	S +	5.75%	11.08%	12/3/2029	—	(3)	—	—
YI, LLC	(6) (7) (13)	First Lien Debt	S +	5.75%	11.08%	12/3/2029	—	(5)	—	—
								4,501	4,556	3.73
Health Care Providers & Services
DCA Investment Holdings, LLC	(6) (8)	First Lien Debt	S +	6.50%	11.80%	4/3/2028	2,055	2,025	2,034	1.66
Gateway US Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	5.50%	10.99%	9/22/2026	1,408	1,387	1,408	1.15
Gateway US Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	5.50%	10.99%	9/22/2026	425	419	425	0.35
Gateway US Holdings, Inc.	(6) (8) (11) (13)	First Lien Debt	S +	5.50%	10.99%	9/22/2026	—	(1)	—	—
iCIMS, Inc.	(6) (8)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.58%	8/18/2028	926	920	926	0.76
iCIMS, Inc.	(6) (8) (13)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.58%	8/18/2028	—	(1)	—	—
iCIMS, Inc.	(6) (8) (13)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.58%	8/18/2028	8	8	8	0.01
Invictus Buyer, LLC	(6) (8)	First Lien Debt	S +	5.00%	10.34%	6/3/2031	1,620	1,604	1,604	1.31
Invictus Buyer, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	10.34%	6/3/2031	—	(3)	(3)	—
Invictus Buyer, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	10.34%	6/3/2031	—	(2)	(2)	—
PPV Intermediate Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	5.75%	11.10%	8/31/2029	335	332	335	0.27
								6,688	6,735	5.51

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Health Care Technology
Athenahealth, Inc.	(9) (10)	First Lien Debt	S +	3.25%	8.59%	2/15/2029	997	$997	$993	0.81%
Cotiviti Corporation	(10)	First Lien Debt	S +	3.25%	8.58%	5/1/2031	999	1,004	992	0.81
Hyland Software, Inc.	(6) (8)	First Lien Debt	S +	6.00%	11.34%	9/19/2030	2,846	2,810	2,846	2.33
Hyland Software, Inc.	(6) (8) (13)	First Lien Debt	S +	6.00%	11.34%	9/19/2029	—	(2)	—	—
Kronos Acquisition Holdings, Inc.	(10)	First Lien Debt	S +	3.75%	9.36%	12/22/2026	1,000	1,006	998	0.82
								5,815	5,829	4.77
Industrial Conglomerates
Aptean, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25%	10.59%	1/30/2031	12	11	11	0.01
Aptean, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25%	10.59%	1/30/2031	—	(1)	(1)	—
Aptean, Inc.	(6) (8)	First Lien Debt	S +	5.25%	10.59%	1/30/2031	1,374	1,361	1,368	1.12
								1,371	1,378	1.13
Insurance Services
Alliant Holdings Intermediate, LLC	(9)	First Lien Debt	S +	3.50%	8.83%	11/6/2030	997	1,004	1,000	0.82
Amerilife Holdings, LLC	(6) (8)	First Lien Debt	S +	5.75%	11.08%	8/31/2029	2,395	2,395	2,395	1.96
Foundation Risk Partners Corp.	(6) (8) (13)	First Lien Debt	S +	5.25%	10.59%	10/29/2030	—	(3)	(3)	—
Foundation Risk Partners Corp.	(6) (8) (13)	First Lien Debt	S +	5.25%	10.59%	10/29/2029	—	(2)	(2)	—
Galway Borrower, LLC	(6) (8)	First Lien Debt	S +	5.25%	10.78%	9/29/2028	412	405	406	0.33
Galway Borrower, LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	10.78%	9/29/2028	—	(5)	(9)	(0.01)
Higginbotham Insurance Agency, Inc.	(6) (7) (13)	First Lien Debt	S +	5.50%	10.94%	11/24/2028	901	889	897	0.73
High Street Buyer, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25%	10.59%	4/14/2028	—	(10)	(6)	—
HUB International Limited	(8) (10)	First Lien Debt	S +	3.25%	8.57%	6/20/2030	999	1,005	1,000	0.82
Inszone Mid, LLC	(6) (7)	First Lien Debt	S +	5.75%	11.10%	11/12/2029	935	917	926	0.76
Inszone Mid, LLC	(6) (7) (13)	First Lien Debt	S +	5.75%	11.10%	11/12/2029	333	322	325	0.27
Inszone Mid, LLC	(6) (7) (13)	First Lien Debt	S +	5.75%	11.10%	11/12/2029	—	(2)	(1)	—
Integrity Marketing Acquisition, LLC	(6) (8)	First Lien Debt	S +	6.00%	11.35%	8/27/2026	1,418	1,408	1,413	1.16
Integrity Marketing Acquisition, LLC	(6) (8)	First Lien Debt	S +	6.00%	11.35%	8/27/2026	6,238	6,187	6,220	5.09
Integrity Marketing Acquisition, LLC	(6) (8) (13)	First Lien Debt	S +	6.00%	11.35%	8/27/2026	—	(2)	—	—
Peter C. Foy & Associates Insurance Services, LLC	(6) (8)	First Lien Debt	S +	5.50%	10.84%	11/1/2028	595	585	595	0.49
Peter C. Foy & Associates Insurance Services, LLC	(6) (8) (13)	First Lien Debt	S +	5.50%	10.84%	11/1/2028	165	159	159	0.13
RSC Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.50%	10.98%	11/1/2029	173	172	173	0.14
RSC Acquisition, Inc.	(6) (8) (13)	First Lien Debt	S +	5.50%	10.98%	11/1/2029	410	408	410	0.34
USI, Inc.	(10)	First Lien Debt	S +	2.75%	8.08%	9/27/2030	995	1,000	995	0.81
World Insurance Associates, LLC	(6) (7)	First Lien Debt	S +	6.00%	11.36%	4/3/2028	3,482	3,449	3,454	2.83
								20,281	20,347	16.65
IT Services
GI DI Cornfield Acquisition LLC	(6)	First Lien Debt	S +	4.50%	9.94%	3/9/2028	3,880	3,823	3,823	3.13

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
GI DI Cornfield Acquisition LLC	(6) (13)	First Lien Debt	S +	4.50%	9.94%	3/9/2028	—	$(15)	$(14)	(0.01)%
Sedgwick Claims Management Services, Inc.		First Lien Debt	S +	3.75%	9.09%	2/24/2028	997	1,004	997	0.82
								4,812	4,806	3.93
Leisure Products
Recess Holdings, Inc.	(10)	First Lien Debt	S +	4.50%	9.84%	2/20/2030	500	505	503	0.41

Life Sciences Tools & Services
Model N, Inc.	(6) (8)	First Lien Debt	S +	5.00%	10.34%	6/27/2031	6,848	6,780	6,780	5.55
Model N, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	10.34%	6/27/2031	—	—	—	—
Model N, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	10.34%	6/27/2031	—	(1)	(1)	—
								6,779	6,779	5.55
Machinery
AI Aqua Merger Sub, Inc.	(9) (10)	First Lien Debt	S +	4.00%	9.33%	7/31/2028	500	502	501	0.41
Alliance Laundry Systems, LLC	(8) (10)	First Lien Debt	S +	3.50%	8.90%	10/8/2027	490	494	491	0.40
Chase Intermediate, LLC	(6) (13)	First Lien Debt	S +	5.25%	10.07%	10/30/2028	11	5	1	—
Chase Intermediate, LLC	(6) (13)	First Lien Debt	S +	5.25%	10.07%	10/30/2028	—	(1)	—	—
CPM Holdings, Inc.	(9)	First Lien Debt	S +	4.50%	9.83%	9/28/2028	499	499	495	0.40
Engineered Machinery Holdings, Inc.	(8)	First Lien Debt	S +	3.75%	9.35%	5/19/2028	499	499	500	0.41
TK Elevator US Newco, Inc.	(9)	First Lien Debt	S +	3.50%	8.79%	4/30/2030	499	503	501	0.41
								2,501	2,489	2.04
Multi-Utilities
AWP Group Holdings, Inc.	(6) (7)	First Lien Debt	S +	5.50%	10.94%	12/24/2029	1,082	1,062	1,082	0.89
AWP Group Holdings, Inc.	(6) (7) (13)	First Lien Debt	S +	5.50%	10.94%	12/24/2029	290	285	290	0.24
AWP Group Holdings, Inc.	(6) (7) (13)	First Lien Debt	S +	5.50%	10.94%	12/24/2029	105	102	105	0.09
								1,449	1,477	1.21
Professional Services
Bullhorn, Inc.	(6) (7)	First Lien Debt	S +	5.00%	10.34%	10/1/2029	1,047	1,038	1,047	0.86
Bullhorn, Inc.	(6) (7)	First Lien Debt	S +	5.00%	10.34%	10/1/2029	375	373	373	0.31
Bullhorn, Inc.	(6) (7) (13)	First Lien Debt	S +	5.00%	10.34%	10/1/2029	—	(1)	—	—
Crisis Prevention Institute Inc	(6) (9)	First Lien Debt	S +	4.75%	10.08%	4/9/2031	1,000	995	995	0.81
GPS Merger Sub, LLC	(6) (7)	First Lien Debt	S +	6.00%	11.33%	10/2/2029	1,290	1,267	1,283	1.05
GPS Merger Sub, LLC	(6) (7) (13)	First Lien Debt	S +	6.00%	11.33%	10/2/2029	—	(3)	(2)	—
GPS Merger Sub, LLC	(6) (7) (13)	First Lien Debt	S +	6.00%	11.33%	10/2/2029	—	(5)	(2)	—
KENG Acquisition, Inc.	(6) (7)	First Lien Debt	S +	6.00%	11.34%	8/1/2029	288	281	287	0.23
KENG Acquisition, Inc.	(6) (7) (13)	First Lien Debt	S +	6.00%	11.34%	8/1/2029	52	49	51	0.04
KENG Acquisition, Inc.	(6) (7) (13)	First Lien Debt	S +	6.00%	11.34%	8/1/2029	—	(2)	—	—
Verdantas LLC	(6) (8)	First Lien Debt	S +	5.25%	10.58%	5/6/2031	2,749	2,708	2,708	2.22

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Verdantas LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	10.58%	5/6/2031	—	$(14)	$(14)	(0.01)%
Verdantas LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	10.58%	5/6/2030	—	(4)	(4)	—
								6,682	6,722	5.50
Real Estate Management & Development
Associations, Inc.	(6) (7)	First Lien Debt	S +	6.50%	12.09%	7/3/2028	876	875	875	0.72
Associations, Inc.	(6) (7) (13)	First Lien Debt	S+	6.50% (incl. 2.50% PIK)	12.09%	7/3/2028	—	—	—	—
Associations, Inc.	(6) (7) (13)	First Lien Debt	S+	6.50% (incl. 2.50% PIK)	12.09%	7/3/2028	—	—	—	—
MRI Software, LLC	(6) (7)	First Lien Debt	S +	5.50%	10.94%	2/10/2027	5,616	5,635	5,616	4.59
MRI Software, LLC	(6) (7) (13)	First Lien Debt	S +	5.50%	10.94%	2/10/2027	36	35	36	0.03
MRI Software, LLC	(6) (7) (13)	First Lien Debt	S +	5.50%	10.94%	2/10/2027	—	—	—	—
								6,545	6,527	5.34
Software
Artifact Bidco, Inc	(6) (10)	First Lien Debt	S+	4.50%	9.85%	5/22/2031	2,113	2,092	2,092	1.71
Artifact Bidco, Inc	(6) (10) (13)	First Lien Debt	S+	4.50%	9.85%	5/22/2031	—	(3)	(3)	—
Artifact Bidco, Inc	(6) (10) (13)	First Lien Debt	S+	4.50%	9.85%	5/22/2030	—	(4)	(4)	—
Central Parent Inc.	(9)	First Lien Debt	S +	3.25%	8.58%	7/6/2029	500	503	492	0.40
Cloud Software Group, Inc.	(9) (10)	First Lien Debt	S +	4.00%	9.33%	3/30/2029	500	500	499	0.41
Coupa Holdings, LLC	(6) (8)	First Lien Debt	S +	5.50%	10.83%	2/27/2030	1,641	1,612	1,630	1.33
Coupa Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	5.50%	10.83%	2/27/2030	—	(1)	(1)	—
Coupa Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	5.50%	10.83%	2/27/2029	—	(2)	(1)	—
Diligent Corporation	(6) (8)	First Lien Debt	S +	5.00%	10.34%	8/2/2030	5,628	5,586	5,586	4.57
Diligent Corporation	(6) (8) (13)	First Lien Debt	S +	5.00%	10.34%	8/4/2030	—	(6)	(6)	—
Diligent Corporation	(6) (8) (13)	First Lien Debt	S +	5.00%	10.34%	8/4/2030	—	(4)	(4)	—
E-Discovery AcquireCo, LLC	(6) (7)	First Lien Debt	S +	6.50%	11.85%	8/29/2029	1,458	1,438	1,445	1.18
E-Discovery AcquireCo, LLC	(6) (7) (13)	First Lien Debt	S +	6.50%	11.85%	8/29/2029	—	(1)	—	—
Formstack Acquisition Co	(6) (7)	First Lien Debt	S +	5.25%	10.59%	3/28/2030	1,875	1,848	1,856	1.52
Formstack Acquisition Co	(6) (7) (13)	First Lien Debt	S +	5.25%	10.59%	3/28/2030	189	182	181	0.15
Formstack Acquisition Co	(6) (7) (13)	First Lien Debt	S +	5.25%	10.59%	3/28/2030	—	(5)	(4)	—
Granicus, Inc.	(6) (8)	First Lien Debt	S +	5.25% (incl. 2.25% PIK)	11.08%	1/17/2031	1,560	1,545	1,557	1.27
Granicus, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25% (incl. 2.25% PIK)	11.08%	1/17/2031	—	(1)	—	—
Granicus, Inc.	(6) (13)	First Lien Debt	P +	4.25%	11.75%	1/17/2031	4	2	3	—
GS AcquisitionCo, Inc.	(6) (7)	First Lien Debt	S +	5.25%	10.59%	5/25/2028	1,261	1,255	1,261	1.03
GS AcquisitionCo, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25%	10.59%	5/25/2028	26	24	26	0.02
GS AcquisitionCo, Inc.	(6) (7) (13)	First Lien Debt	S +	5.25%	10.59%	5/25/2028	26	25	26	0.02
Hootsuite Inc.	(6) (11)	First Lien Debt	S +	5.50%	10.85%	5/22/2030	2,700	2,660	2,660	2.18

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Hootsuite Inc.	(6) (11) (13)	First Lien Debt	S +	5.50%	10.85%	5/22/2030	—	$(4)	$(4)	—%
Icefall Parent, Inc.	(6) (7)	First Lien Debt	S +	6.50%	11.84%	1/25/2030	1,826	1,791	1,792	1.47
Icefall Parent, Inc.	(6) (7) (13)	First Lien Debt	S +	6.50%	11.84%	1/25/2030	—	(3)	(3)	—
Imprivata, Inc	(9) (10)	First Lien Debt	S +	3.50%	8.83%	12/1/2027	499	503	501	0.41
Mediaocean, LLC	(9) (10)	First Lien Debt	S +	3.50%	8.94%	12/15/2028	499	501	497	0.41
UKG, Inc.	(10)	First Lien Debt	S +	3.25%	8.58%	2/10/2031	500	502	502	0.41
								22,535	22,576	18.47
Specialty Retail
Les Schwab Tire Centers	(9) (10)	First Lien Debt	S +	3.00%	8.34%	4/23/2031	500	502	500	0.41

Wireless Telecommunication Services
CCI Buyer, Inc.	(8)	First Lien Debt	S +	4.00%	9.33%	12/17/2027	499	497	499	0.41
Mobile Communications America, Inc.	(6) (7)	First Lien Debt	S +	5.50%	10.84%	10/16/2029	1,019	1,005	1,019	0.83
Mobile Communications America, Inc.	(6) (7) (13)	First Lien Debt	S +	5.50%	10.84%	10/16/2029	17	14	17	0.01
Mobile Communications America, Inc.	(6) (7) (13)	First Lien Debt	S +	5.50%	10.84%	10/16/2029	—	(2)	—	—
								1,514	1,535	1.26
Total Debt Investments								$169,947	$170,426	139.42%

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments
Professional Services
Verdantas LLC	(6) (12)	Common Equity			5/3/2024	1,000	$1	$1	—%
Verdantas LLC	(6) (12)	Preferred Equity			5/3/2024	78,000	78	78	0.06
							79	79	0.06
Software
Reveal Data Solutions	(6) (12)	Common Equity			8/29/2023	12,000	16	18	0.01
Total Equity Investments							$95	$97	0.08%
Total Portfolio Investments							$170,042	$170,523	139.50%

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2024, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2024, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the SMBC Facility (as defined below). See Note 6 "Debt".
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2024. As of June 30, 2024, the reference rates for our variable rate loans were the 3-month E 3.71%, 1-month S at 5.34%, 3-month S at 5.32%, 6-month S at 5.25%, and the P at 8.50%.

(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound ("GBP"), or Canadian dollar ("CAD").

(5)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”), under the supervision of the Company’s Board of Directors (the “Board of Directors” or “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(7)	Loan includes interest rate floor of 1.00%.
(8)	Loan includes interest rate floor of 0.75%.
(9)	Loan includes interest rate floor of 0.50%.
(10)	Position or portion thereof unsettled as of June 30, 2024.
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024 non-qualifying assets represented 3.17% of total assets as calculated in accordance with regulatory requirements.

(12)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of June 30, 2024, the aggregate fair value of these securities is $97 or 0.08% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(13) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date started. See below for more information on the Company’s unfunded commitments as of June 30, 2024.

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/1/2025	$296	$—
AWP Group Holdings, Inc.	Revolver	12/24/2029	118	—
Any Hour, LLC	Delayed Draw Term Loan	5/23/2026	693	(5)
Any Hour, LLC	Revolver	5/23/2030	301	(4)
Aptean, Inc.	Delayed Draw Term Loan	1/30/2026	236	(1)
Aptean, Inc.	Revolver	1/30/2031	127	(1)
Arcoro Holdings Corp.	Revolver	3/28/2030	261	(3)
Artifact Bidco, Inc	Delayed Draw Term Loan	5/22/2027	517	(3)
Artifact Bidco, Inc	Revolver	5/22/2030	369	(4)
Associations, Inc.	Delayed Draw Term Loan	7/3/2028	68	—
Associations, Inc.	Revolver	7/3/2028	54	—
Avalara, Inc.	Revolver	10/19/2028	109	—
Bradyifs Holdings, LLC	Delayed Draw Term Loan	10/31/2025	70	—

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Bradyifs Holdings, LLC	Revolver	10/31/2029	$142	$—
Bullhorn, Inc.	Delayed Draw Term Loan	9/30/2026	77	—
Bullhorn, Inc.	Revolver	10/1/2029	74	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	1/29/2026	417	(7)
COP Collisionright Parent, LLC	Revolver	1/29/2030	108	(2)
Chase Intermediate, LLC	Delayed Draw Term Loan	8/31/2025	690	(9)
Chase Intermediate, LLC	Revolver	10/30/2028	35	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	687	(3)
Consor Intermediate II, LLC	Revolver	5/12/2031	183	(2)
Coupa Holdings, LLC	Delayed Draw Term Loan	8/27/2025	147	(1)
Coupa Holdings, LLC	Revolver	2/27/2029	112	(1)
Diligent Corporation	Delayed Draw Term Loan	4/30/2026	824	(6)
Diligent Corporation	Revolver	8/4/2030	549	(4)
E-Discovery AcquireCo, LLC	Revolver	8/29/2029	42	—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	10/2/2024	588	(2)
EVDR Purchaser, Inc.	Revolver	2/14/2031	312	(1)
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	92	—
Essential Services Holding Corporation	Revolver	6/3/2030	58	(1)
Formstack Acquisition Co	Delayed Draw Term Loan	3/30/2026	561	(6)
Formstack Acquisition Co	Revolver	3/28/2030	375	(4)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	5/21/2026	535	(3)
Foundation Risk Partners Corp.	Revolver	10/29/2029	200	(2)
GI DI Cornfield Acquisition LLC	Delayed Draw Term Loan	5/31/2026	2,000	(15)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/2/2025	335	(2)
GPS Merger Sub, LLC	Revolver	10/2/2029	268	(1)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	454	—
GS AcquisitionCo, Inc.	Revolver	5/25/2028	168	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/6/2026	624	(9)
Gateway US Holdings, Inc.	Revolver	9/22/2026	54	—
Granicus, Inc.	Delayed Draw Term Loan	1/17/2026	232	—
Granicus, Inc.	Revolver	1/17/2031	216	—
GraphPad Software, LLC	Delayed Draw Term Loan	6/28/2026	109	(1)
GraphPad Software, LLC	Revolver	6/30/2031	41	—
HSI Halo Acquisition, Inc	Delayed Draw Term Loan	6/28/2026	90	—
HSI Halo Acquisition, Inc	Revolver	6/28/2030	60	(1)
Helios Service Partners, LLC	Delayed Draw Term Loan	2/7/2025	86	—
Helios Service Partners, LLC	Revolver	3/19/2027	46	—
Hercules Borrower LLC	Delayed Draw Term Loan	4/5/2026	2,300	(12)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/27/2026	844	(4)

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
High Street Buyer, Inc.	Delayed Draw Term Loan	3/11/2026	$1,039	$(6)
Hootsuite Inc.	Revolver	5/22/2030	300	(4)
Hyland Software, Inc.	Revolver	9/19/2029	136	—
Icefall Parent, Inc.	Revolver	1/25/2030	174	(3)
iCIMS, Inc.	Delayed Draw Term Loan	8/18/2025	169	—
iCIMS, Inc.	Revolver	8/18/2028	76	—
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	605	(5)
Inszone Mid, LLC	Revolver	11/12/2029	117	(1)
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	63	—
Invictus Buyer, LLC	Delayed Draw Term Loan	6/3/2026	675	(3)
Invictus Buyer, LLC	Revolver	6/3/2031	250	(2)
Iris Buyer, LLC	Delayed Draw Term Loan	10/2/2030	68	(1)
Iris Buyer, LLC	Revolver	10/2/2029	199	(2)
KENG Acquisition, Inc.	Delayed Draw Term Loan	8/1/2025	167	—
KENG Acquisition, Inc.	Revolver	8/1/2029	79	—
MRI Software, LLC	Delayed Draw Term Loan	12/19/2025	159	—
MRI Software, LLC	Revolver	2/10/2027	176	—
Magneto Components Buyco, LLC	Delayed Draw Term Loan	6/5/2025	507	(4)
Magneto Components Buyco, LLC	Revolver	12/5/2029	423	(3)
Mantech International CP	Delayed Draw Term Loan	6/14/2025	290	—
Mantech International CP	Revolver	9/14/2028	227	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	314	—
Mobile Communications America, Inc.	Revolver	10/16/2029	165	—
Model N, Inc.	Delayed Draw Term Loan	6/27/2026	98	(1)
Model N, Inc.	Revolver	6/27/2031	52	(1)
Orion Group Holdco, LLC	Delayed Draw Term Loan	7/24/2025	399	(4)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	521	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	228	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2025	335	—
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	4/23/2026	832	(5)
Project Potter Buyer, LLC	Revolver	4/23/2026	94	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	5/24/2026	702	(4)
Pye-Barker Fire & Safety, LLC	Revolver	5/24/2030	213	(2)
RFS Opco LLC	Revolver	4/4/2029	1,500	(14)
RSC Acquisition, Inc.	Delayed Draw Term Loan	2/14/2025	8	—
SV Newco 2 Inc	Delayed Draw Term Loan	5/31/2025	938	(7)
SV Newco 2 Inc	Revolver	6/2/2031	563	(8)
Sonny's Enterprises, LLC	Delayed Draw Term Loan	11/5/2024	117	—
Sonny's Enterprises, LLC	Revolver	8/5/2027	145	—

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Superman Holdings, LLC	Delayed Draw Term Loan	5/1/2025	$95	$—
Tank Holding Corp.	Delayed Draw Term Loan	9/30/2024	196	(4)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	6/19/2025	362	(2)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	261	(1)
Trintech, Inc.	Revolver	7/25/2029	102	(2)
VRC Companies, LLC	Delayed Draw Term Loan	8/15/2025	162	—
VRC Companies, LLC	Revolver	6/29/2027	59	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	5/24/2025	1,729	(10)
Vehlo Purchaser, LLC	Revolver	5/24/2028	12	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	5/15/2025	113	—
Verdantas LLC	Delayed Draw Term Loan	12/31/2025	351	(3)
Verdantas LLC	Delayed Draw Term Loan	9/30/2025	468	(3)
Verdantas LLC	Delayed Draw Term Loan	5/6/2026	1,140	(8)
Verdantas LLC	Revolver	5/6/2030	292	(4)
Vertex Service Partners, LLC	Delayed Draw Term Loan	11/8/2025	170	(2)
Vertex Service Partners, LLC	Revolver	11/8/2030	70	(1)
YI, LLC	Delayed Draw Term Loan	6/6/2025	356	—
YI, LLC	Revolver	12/3/2029	267	—
Total First Lien Debt Unfunded Commitments			$37,282	$(240)
Total Unfunded Commitments			$37,282	$(240)

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

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/01/2025	$559	$(8)
AWP Group Holdings, Inc.	Revolver	12/24/2029	176	(3)
Avalara, Inc.	Revolver	10/19/2028	109	—
Bradyifs Holdings, LLC	Delayed Draw Term Loan	10/31/2025	139	(2)
Bradyifs Holdings, LLC	Revolver	10/31/2029	142	(3)
Bullhorn, Inc.	Revolver	09/30/2026	54	—
Chase Intermediate, LLC	Delayed Draw Term Loan	08/31/2025	700	(13)
Chase Intermediate, LLC	Revolver	10/30/2028	35	(1)
Coupa Holdings, LLC	Delayed Draw Term Loan	08/27/2024	147	(2)
Coupa Holdings, LLC	Revolver	02/27/2029	112	(1)
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	42	(1)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/02/2025	335	(3)
GPS Merger Sub, LLC	Revolver	10/02/2029	268	(5)
GS AcquisitionCo, Inc.	Revolver	05/22/2026	$75	$—

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Galway Borrower, LLC	Delayed Draw Term Loan	04/28/2024	624	(7)
Gateway US Holdings, Inc.	Revolver	09/22/2026	54	—
Helios Service Partners, LLC	Delayed Draw Term Loan	07/02/2025	211	(2)
Helios Service Partners, LLC	Revolver	03/19/2027	19	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	08/23/2025	267	—
Hyland Software, Inc.	Revolver	09/19/2029	90	(1)
Inszone Mid, LLC	Delayed Draw Term Loan	10/11/2025	863	(9)
Inszone Mid, LLC	Revolver	12/11/2029	117	(2)
Integrity Marketing Acquisition, LLC	Revolver	08/27/2026	63	(1)
Iris Buyer, LLC	Delayed Draw Term Loan	02/10/2030	171	(3)
Iris Buyer, LLC	Revolver	02/10/2029	199	(5)
KENG Acquisition, Inc.	Delayed Draw Term Loan	01/08/2025	183	(2)
KENG Acquisition, Inc.	Revolver	01/08/2029	70	(1)
MRI Software, LLC	Delayed Draw Term Loan	12/19/2025	195	(1)
MRI Software, LLC	Revolver	10/02/2027	176	(1)
Magneto Components Buyco, LLC	Delayed Draw Term Loan	05/06/2025	507	(6)
Magneto Components Buyco, LLC	Revolver	05/12/2029	423	(11)
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	330	(2)
Mobile Communications America, Inc.	Revolver	10/16/2029	165	(2)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	08/31/2025	670	(6)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	10/19/2024	600	(3)
Portfolio Group	Delayed Draw Term Loan	05/01/2024	465	(4)
RSC Acquisition, Inc.	Delayed Draw Term Loan	02/14/2025	43	—
Sonny's Enterprises, LLC	Delayed Draw Term Loan	05/11/2024	96	—
Sonny's Enterprises, LLC	Revolver	05/08/2027	145	—
Summit Buyer, LLC	Delayed Draw Term Loan	08/25/2025	788	(19)
Summit Buyer, LLC	Revolver	01/14/2026	91	(2)
Superman Holdings, LLC	Delayed Draw Term Loan	01/05/2025	95	(1)
Tank Holding Corp.	Delayed Draw Term Loan	05/22/2024	237	(5)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	06/19/2025	362	(4)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	261	(5)
Trintech, Inc.	Revolver	07/25/2029	102	(2)
VRC Companies, LLC	Revolver	06/29/2027	59	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	06/15/2025	307	(3)
Vertex Service Partners, LLC	Delayed Draw Term Loan	08/11/2025	454	(7)
Vertex Service Partners, LLC	Revolver	08/11/2030	81	(2)
YI, LLC	Delayed Draw Term Loan	06/06/2025	357	(4)
YI, LLC	Revolver	03/12/2029	267	(5)
iCIMS, Inc.	Delayed Draw Term Loan	08/18/2025	$188	$—

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
June 30, 2024
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
The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of June 30, 2024, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: Broadway Funding Holdings II LLC (“Broadway”), PIF A CA SPV LLC (“CA SPV”), PIF A Financing SPV LLC (“Financing SPV”) and PIF A Equity Holdings LLC (“Equity Holdings,” and collectively with Broadway, CA SPV and Financing

SPV, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
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
As of June 30, 2024 and December 31, 2023, the Company had no investments on non-accrual status.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended June 30, 2024 and 2023, the Company did not accrue any U.S. federal excise tax.
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

(3)RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On January 31, 2023, the Company entered into the Investment Advisory Agreement. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or the Company’s unitholders, including, in each case, a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The renewal of the Investment Advisory Agreement was most recently approved in August 2024.
The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are ultimately be borne by the unitholders.
Base Management Fee
The base management fee is calculated at an annual rate of 1.25% of the Company’s average net asset value at the end of the two most recently completed calendar months. All or part of the base management fee not taken as to any month will be deferred without interest and may be taken in any subsequent month prior to the termination of the Investment Advisory Agreement and any such recoupment would be subject to any applicable expense waiver. Base management fees for any partial month are prorated based on the number of days in the month. The base management fee is payable quarterly in arrears, any base management fees waived are not subject to recoupment by the Adviser. The Investment Adviser has agreed to irrevocably waive its base management fee through September 30, 2024.
For the three and six months ended June 30, 2024, base management fees were $307 and $508, respectively, and the Investment Adviser irrevocably agreed to waive $307 and $508, respectively. For the three and six months ended June 30, 2023, base management fees were $— and $—, respectively, and the Investment Adviser irrevocably agreed to waive $— and $—, respectively. As of June 30, 2024 and December 31, 2023, $— and $— was payable to the Investment Adviser relating to base management fees.
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
The Investment Adviser has agreed to irrevocably waive its incentive fee based on net investment income through September 30, 2024.

For the three and six months ended June 30, 2024, income-based incentive fees were $320, and $505, respectively, and the Investment Adviser irrevocably agreed to waive $320, and $505, respectively. For the three and six months ended June 30, 2023, income-based incentive fees were $—, and $—, respectively, and the Investment Adviser irrevocably agreed to waive $—, and $—, respectively. Any income-based incentive fees waived are not subject to recoupment by the Adviser.
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
For the three and six months ended June 30, 2024, capital gains incentive fees accrued to the Investment Adviser were $35 and $40, respectively. For the three and six months ended June 30, 2023, capital gains incentive fees accrued to the Investment Adviser were $— and $—, respectively.
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
For the three and six months ended June 30, 2024, the Company incurred $23 and $64, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, the Company incurred $— and $—, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of June 30, 2024 and December 31, 2023 was $84 and $27, respectively.
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
For the three and six months ended June 30, 2024, there were $80 and $325, respectively, of Expense Payments under the Expense Support Agreement, which were recorded in expense support on the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, there were $— and $—, respectively, of Expense Payments under the Expense Support Agreement, which were recorded in expense support on the Consolidated Statements of Operations.
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., (“MS Credit Partners Holdings”) an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements to purchase Units up to an aggregate amount of $25,000 or such amount so that the Company is not considered to be “controlled” by Morgan Stanley or its affiliates for purposes of the Bank Holding Company Act of 1956, as amended from time to time. MS Credit Partners Holdings has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
(4) INVESTMENTS
The composition of the Company’s investment portfolio was as follows:

	June 30, 2024			December 31, 2023(2)
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$169,362	$169,841	99.6%	$51,370	$51,529	100.0%
Other Debt Investments	585	585	0.3	—	—	—
Equity	95	97	0.1	16	16	—	(1)
Total	$170,042	$170,523	100.0%	$51,386	$51,545	100.0%
(1) Amount rounds to less then.0.0%
(2) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2023
The industry composition of investments at fair value was as follows:

	June 30, 2024	December 31, 2023
Aerospace & Defense	1.7%	—%
Automobile Components	0.5	1.6
Automobiles	1.7	3.7
Beverages	0.6	—
Biotechnology	4.3	—
Building Products	4.0	—
Chemicals	1.7	5.5
Commercial Services & Supplies	9.7	9.4
Construction & Engineering	1.2	0.8
Consumer Staples Distribution & Retail	1.3	—
Containers & Packaging	1.3	3.6
Distributors	1.7	5.4
Diversified Consumer Services	9.7	0.9
Electronic Equipment, Instruments & Components	3.2	10.6
Financial Services	1.9	3.6
Ground Transportation	0.9	—
Health Care Equipment & Supplies	2.7	5.8
Health Care Providers & Services	3.9	9.3
Health Care Technology	3.4	3.6
Industrial Conglomerates	0.8	—
Insurance Services	11.9	13.9
IT Services	2.8	—
Leisure Products	0.3	—

Life Sciences Tools & Services	4.0	—
Machinery	1.5	—	(1)
Multi-Utilities	0.9	2.2
Professional Services	4.0	5.3
Real Estate Management & Development	3.8	6.7
Software	13.4	6.2
Specialty Retail	0.3	—
Wireless Telecommunication Services	0.9	1.9
Total	100.0%	100.0%
(1) Amount rounds to less than 0.0%.
The geographic composition of investments at cost and fair value was as follows:

	June 30, 2024			December 31, 2023
Geographic	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Canada	$5,923	$5,951	3.5%	$1,808	$1,841	3.6%
United States	164,119	164,572	96.5	49,578	49,704	96.4
Total	$170,042	$170,523	100.0%	$51,386	$51,545	100.0%

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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of the investments as of:

	June 30, 2024				December 31, 2023(1)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$22,329	$147,512	$169,841	$—	$1,900	$49,629	$51,529
Other Debt Investments	—	—	585	585	—	—	—	—
Equity	—	—	97	97	—	—	16	16
Total	$—	$22,329	$148,194	$170,523	$—	$1,900	$49,645	$51,545
(1) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2023.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2024:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$69,049	$—	$17	$69,066
Purchases of investments	80,115	577	80	80,772
Proceeds from principal repayments and sales of investments	(2,173)	—	—	(2,173)
Accretion of discount/amortization of premium	96	—	—	96
Payment-in-kind	37	8	—	45
Net change in unrealized appreciation (depreciation)	388	—	—	388
Transfers into/out of Level 3 (1)	—	—	—	—
Fair value, end of period	$147,512	$585	$97	$148,194

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2024	$388	$—	$—	$388
(1) Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2024:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$49,629	$—	$16	$49,645
Purchases of investments (1)	100,805	577	80	101,462
Proceeds from principal repayments and sales of investments	(2,568)	—	—	(2,568)
Accretion of discount/amortization of premium	155	—	—	155
Payment-in-kind	46	8	—	54
Net change in unrealized appreciation (depreciation)	369	—	1	370
Transfers into/out of Level 3 (2)	(924)	—	—	(924)
Fair value, end of period	$147,512	$585	$97	$148,194

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2024	$369	$—	$1	$370
(1) Includes transactions relating to restructurings.
(2) Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2024 and December 31, 2023, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2024
	Fair Value	Valuation Technique (3)	Significant Unobservable Input	Range		Weighted Average (1) (2)
				Low	High
Investments in first lien debt	$147,512	Yield Analysis	Discount Rate	9.10%	15.00%	10.36%
Investments in other securities:
Other debt	585	Yield Analysis	Discount Rate			9.90%
Preferred equity	78	Income Approach	Discount Rate			9.88%
Common equity	1	Market Approach	EBITDA Multiple			15.00x
	18	Market Approach	Revenue Multiple			7.58x
Total investment in other securities	682
Total Investments	$148,194

(1) For an asset category that contains a single investment, the range is not included.
(2) Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.
(3) During the six months ended June 30, 2024, no positions transitioned valuation techniques or valuation approaches.

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
The significant unobservable input used in yield analysis is discount rate based on comparable market yields. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The significant unobservable inputs used in the income approach are the comparative yield or discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.
Financial instruments disclosed but not carried at fair value
The Company’s debt, including its credit facility, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facility is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

		June 30, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
SMBC Facility	3	$39,800	$39,800	$11,000	$11,000
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)DEBT
The Company’s outstanding debt obligations were as follows:

	June 30, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility	$100,000	$39,800	$60,200	$100,000	$11,000	$89,000
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the SMBC Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greater of (a) zero and (b) the highest of (i) the prime rate as publicly announced by The Wall Street Journal, (ii) the sum of the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus 0.5%, and (iii) the rate per annum equal to 1% plus (x) the greater of (A) Term SOFR and (B) zero) plus 1.125% or 1.25%, based on certain borrowing base conditions and (y) for loans for which the Company elects the SOFR option, Term SOFR for such interest period, plus 2.125% or 2.25%, depending on certain borrowing base conditions. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of June 30, 2024, the Company was in compliance with all covenants and other requirements of the SMBC Facility.
The summary information of the SMBC Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$136	$—	$139	$—
Facility unused commitment fees	88	—	184	—
Amortization of deferred financing costs	31	—	131	—
Total	$255	$—	$454	$—
Weighted average interest rate(1)	8.60%	—%	8.62%	—%
Weighted average effective interest rate(2)	10.60%	—%	16.70%	—%
Weighted average outstanding balance	$6,292	$—	$3,225	$—
(1) Excludes unused fees and financing costs
(2) Excludes unused fees
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2024 and December 31, 2023, the Company had $37,282 and $13,358, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans.
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
(8)MEMBERS’ CAPITAL
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	June 30, 2024	December 31, 2023
Net distributable earnings, beginning of period	$354	$(194)
Net investment income (loss)	4,324	1,527
Net unrealized appreciation (depreciation)	320	159
Distributions declared	(4,177)	(1,340)
Tax reclassification of unitholders' equity	—	202
Net distributable earnings, end of period	$821	$354
The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the six months ended June 30, 2024:

Unit Issuance Date	Class I Units Issued	Proceeds Received
January 01, 2024	918,507	$18,462
February 01, 2024	366,271	7,373
March 01, 2024	487,396	9,826
April 01, 2024	583,000	11,736
May 01, 2024	524,319	10,555
June 01, 2024	997,355	20,146
Total	3,876,848	$78,098
The Company did not hold a closing of the continuous private offering for the six months ended June 30, 2023.
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
January 29, 2024	January 31, 2024	February 05, 2024	0.1591	490
February 27, 2024	February 29, 2024	March 05, 2024	0.1593	551
March 25, 2024	March 31, 2024	April 04, 2024	0.1596	631
April 25, 2024	April 30, 2024	May 03, 2024	0.1594	722
May 28, 2024	May 31, 2024	June 05, 2024	0.1594	809
June 25, 2024	June 30, 2024	July 03, 2024	0.1599	974
Total Distributions			$0.9567	$4,177
The Board of Directors did not declare a distribution for the six months ended June 30, 2023.
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

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during for the six months ended June 30, 2024:

Payment Date	DRIP Units Issued	DRIP Units Value
January 29, 2024	4,483	$90
February 27, 2024	9,919	200
March 26, 2024	11,682	235
April 25, 2024	13,050	263
May 28, 2024	14,667	295
June 25, 2024	18,143	366
Total	71,944	$1,449
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
The following table further summarizes the unit repurchases completed for the six months ended June 30, 2024:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 05, 2024	5.00%	$20.13	March 31, 2024	351	17,435	0.81%	—
June 08, 2024	5.00%	$20.20	June 30, 2024	791	39,147	0.99%	—
Total				$1,142	$56,582
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings per Unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net increase (decrease) in Members' Capital from operations	$2,886	$(11)	$4,644	$(147)
Weighted average Units outstanding	5,228,988	—	4,363,332	—
Basic and diluted earnings (loss) per Unit	$0.55	$—	$1.06	$—

(10)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights:

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Per Unit Data:(1)
Net asset value, beginning of period	$20.10	$—
Net investment income (loss)	0.99	—
Net unrealized and realized gain (loss)(2)	0.07	—
Net increase (decrease) in net assets resulting from operations	1.06	—
Distributions declared	(0.96)	—
Total increase (decrease) in net assets	0.10	—
Net asset value, end of period	$20.20	$—
Units outstanding, end of period	6,050,084	—
Weighted average units outstanding	4,363,332	—
Total return based on net asset value(3)	5.40%	—%
Ratio/Supplemental Data:
Members' Capital, end of period	$122,240	$(316)
Ratio of expenses before waivers to average Members' Capital(4)	4.23%	—%
Ratio of net expenses to average Members’ Capital(4)	2.09%	—%
Ratio of net investment income to average Members’ Capital(4)	9.77%	—%
Asset coverage ratio(5)	407.14%	—%
Portfolio turnover rate	2.92%	—%
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
(4) Amounts are annualized except for incentive fees, organization and offering costs, and expense support.
(5) Effective January 31, 2023, in accordance with Section 61(a)(2) of the 1940 Act, with certain limited exceptions, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to January 31, 2023, in accordance with the 1940 Act, with certain limited exceptions, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing.
(11)SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
July Issuances and Distribution Declarations
Pursuant to the Company’s continuous private offering, the Company issued approximately 444,009 Units for an aggregate offering price of $9.0 million effective July 1, 2024.
On July 25, 2024, the Company declared a distribution to unitholders of record in the amount of $0.1599 per unit and payable on August 5, 2024 to unitholders of record as of July 31, 2024.
August Issuances
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the Company’s Units for an aggregate offering price of $5.6 million effective August 1, 2024.
Amendments to SMBC Credit Facility
On July 25, 2024, the Company entered into an amendment (the “Second Amendment”) to the SMBC Facility. The Second Amendment, among other things, (i) increases the total commitments from $100 million to $290 million, (ii) extends the commitment termination date from July 19, 2027 to July 25, 2028, (iii) extends the maturity date from July 19, 2028 to July 25, 2029, (iv) decreases the Applicable Margin (I) if the Borrowing Base is greater than or equal to 1.60 times the Combined Debt Amount, (a) with respect to any ABR Loan, from 1.125% to 1.00% per annum, (b) with respect to any Term Benchmark Loan, from 2.125% to 2.00% per annum, and (c) with respect to any RFR Loan, from 2.125% to 2.00% per annum and (II) if the Borrowing Base is less than 1.60 times the Combined Debt Amount, (a) with respect to any ABR Loan, from 1.25% to 1.125% per annum, (b) with respect to any Term

Benchmark Loan, from 2.25% to 2.125% per annum, and (c) with respect to any RFR Loan, from 2.25% to 2.125% per annum, (v) converts a portion of the existing revolver availability into term loan availability and (vi) resets the minimum shareholders’ equity test.
On August 9, 2024, the Company entered into a joinder agreement to the SMBC Facility. Following the effectiveness of the joinder agreement, the aggregate amount of outstanding total revolving commitments and term loans under the SMBC Facility is $315,000,000 (increased from $295,000,000), which is comprised of (a) $295,000,000 of revolving commitments (increased from $276,250,000) and (b) $20,000,000 of term loans (increased from $13,750,000). The other material terms of the SMBC Facility remain unchanged. Borrowings under the SMBC Facility are subject to various covenants under the related agreements as well as the leverage restrictions applicable to the Company contained in the 1940 Act.

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
PORTFOLIO AND INVESTMENT ACTIVITY
Our portfolio is presented below:

	June 30, 2024			December 31, 2023(2)
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$169,362	$169,841	99.6%	$51,370	$51,529	100.0%
Other Debt Investments	585	585	0.3	—	—	—
Equity	95	$97	0.1	16	16	—	(1)
Total	$170,042	$170,523	100.0%	$51,386	$51,545	100.0%
(1) Amount rounds to less than 0.0%.
(2) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2023.
Our debt portfolio displayed the following characteristics of each of our investments unless otherwise noted:

	As of
	June 30, 2024	December 31, 2023
Number of portfolio companies	99	41
Percentage of debt investments bearing a floating rate, at fair value	99.7%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.3%	—%
Weighted average yield on debt and income producing investments, at cost(2)	11.0%	12.3%
Weighted average yield on debt and income producing investments, at fair value(2)	11.0%	12.2%
Weighted average 12-month EBITDA(1)(3)	$174.7	$207.0
Weighted average net leverage through tranche(1)(3)(4)	5.7x	6.0x
Weighted average loan to value(1)(3)(5)	40.4%	45.2%
Percentage of debt investments with one or more financial covenants	53.8%	68.1%
Percentage of our debt investments that are sponsor backed(1)	99.5%	97.9%
Percentage of loans and other debt in support of LBOs and acquisitions	56.6%	66.7%
Percentage of our debt portfolio subject to business cycle volatility(1)(3)	5.8%	1.6%
Percentage of our total portfolio on non-accrual, at cost	—%	—%
Average position size of our investments	1,722.45	542.60
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

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

As of and For the Three Months Ended
June 30, 2024
New investments committed
Gross Principal Balance(1)	$119,413
Net New Investments Committed	$119,413
Investments, at cost
Investments, beginning of period	$71,786
New investments purchased	100,312
Net accretion of discount on investments	101
Payment-in-kind	45
Investments sold or repaid	(2,202)
Investments, end of period	$170,042
Principal amount of investments funded
First lien debt	100,341
Other Debt	589
Equity	80
Total	$101,010
Amount of investments sold/fully repaid, at principal
First lien debt investments	$(999)
Second lien debt investments	$—
Total	$(999)
Number of new investment commitments in portfolio companies	48
Number of investment commitments exited or fully repaid	1
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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	June 30, 2024		December 31, 2023
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	—%	$—	—%
Risk rating 2	170,523	100.0	51,545	100.0
Risk rating 3	—	—	—	—
Risk rating 4	—	—	—	—
	$170,523	100.0%	$51,545	100.0%
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total investment income	$3,111	$—	$5,103	$—
Less: Net expenses	504	11	779	147
Net investment income (loss)	2,607	(11)	4,324	(147)
Net change in unrealized appreciation (depreciation)	279	—	320	—
Net increase (decrease) in Members' Capital resulting from operations	$2,886	$(11)	$4,644	$(147)
Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income:
Interest income	$2,973	$—	$4,906	$—
Payment-in-kind	36	—	51	—
Other income	102	—	146	—
Total Investment Income	$3,111	$—	$5,103	$—

In the table above, total investment income is $3,111 and $5,103 for the three and six months ended June 30, 2024. Weighted average asset yield of debt investments at cost is 11.0% as of June 30, 2024. As of such date, all our debt investments were income-producing. No investments were on non-accrual status as of June 30, 2024.

Expenses
Expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Expenses:
Interest and other financing expenses	$255	$—	$454	$—
Management fees	307	—	508	—
Income based incentive fees	320	—	505	—
Capital gains incentive fees	35	—	40	—
Professional fees	212	—	396	—
Directors' fees	26	—	52	—
Administrative service fees	23	—	64	—
Organization and offering costs	22	11	47	147
General and other expenses	11	—	51	—
Total expenses	$1,211	$11	$2,117	$147
Income based incentive fee waiver (Note 3)	(320)	—	(505)	—
Expense support (Note 3)	(80)	—	(325)	—
Management fees waiver (Note 3)	(307)	—	(508)	—
Net expenses	$504	$11	$779	$147
Interest and Other Financing Expenses
•In the table above, interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, for the three months ended June 30, 2024, was $255. Average borrowings outstanding were $6,292 and the combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding was 8.60%.
•In the table above, interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, for the six months ended June 30, 2024, was $454. Average borrowings outstanding were $3,225 and the combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding was 8.62%.
Base Management Fee
•For both the three month and six months ended June 30, 2024, management fees net of waiver was $—. The Adviser has agreed to irrevocably waive the base management fee through September 30, 2024 and such waiver is not subject to recapture.
Incentive Fee
•For both the three and six months ended June 30, 2024, income-based incentive fees net of waiver was $—. The Adviser has agreed to irrevocably waive the income-based incentive fee through September 30, 2024 and such waiver is not subject to recapture. For the three and six months ended June 30, 2024, capital gains incentive fees accrued to the Investment Adviser were $35 and $40, respectively.
Professional Fees, Administrative Service Fee and Other Expenses
•Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company which include costs of a financial printer utilized for certain preparation, printing and distribution services related to the offering materials.
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$279	$—	$320	$—
Net realized and unrealized gain (loss)	$279	$—	$320	$—

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
As of June 30, 2024, we had approximately $15.0 million of cash, which taken together with our approximately $60.2 million of availability under the SMBC Facility (subject to borrowing base availability) (as defined in Note 6. “Debt” in the notes to the accompanying audited consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of June 30, 2024, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $37.3 million.
Unregistered Sales of Equity Securities
For the six months ended June 30, 2024, total Units issued and proceeds received were as follows:

Unit Issuance Date	Class I Units Issued	Proceeds Received
January 01, 2024	918,507	$18,462
February 01, 2024	366,271	7,373
March 01, 2024	487,396	9,826
April 01, 2024	583,000	11,736
May 01, 2024	524,319	10,555
June 01, 2024	997,355	20,146
Total	3,876,848	$78,098
The Company did not hold a closing of the continuous private offering for the six months ended June 30, 2023.
Distribution Reinvestment
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
January 29, 2024	January 31, 2024	February 05, 2024	$0.1591	$490
February 27, 2024	February 29, 2024	March 05, 2024	0.1593	551
March 25, 2024	March 31, 2024	April 04, 2024	0.1596	631
April 25, 2024	April 30, 2024	May 03, 2024	0.1594	722
May 28, 2024	May 31, 2024	June 05, 2024	0.1594	809
June 25, 2024	June 30, 2024	July 03, 2024	0.1599	974
Total Distributions			$0.9567	$4,177
The Board of Directors did not declare a distribution for the six months ended June 30, 2023.
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

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during for the six months ended June 30, 2024:

Payment Date	DRIP Units Issued	DRIP Units Value
January 29, 2024	4,483	$90
February 27, 2024	9,919	200
March 26, 2024	11,682	235
April 25, 2024	13,050	263
May 28, 2024	14,667	295
June 25, 2024	18,143	366
Total	71,944	$1,449
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
The following table further summarizes the unit repurchases completed for the six months ended June 30, 2024:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 05, 2024	5.00%	$20.13	March 31, 2024	$351	17,435	0.81%	—
June 08, 2024	5.00%	$20.20	June 30, 2024	791	39,147	0.99%	—
Total				$1,142	$56,582
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
Debt
Our outstanding debt obligations were as follows:

	June 30, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility	$100,000	$39,800	$60,200	$100,000	$11,000	$89,000
For further details, see Note 6 “Debt” to our consolidated financial statements included in this Report.
RECENT DEVELOPMENTS
July Issuances and Distribution Declarations
Pursuant to our continuous private offering, we issued approximately 444,009 Units for an aggregate offering price of $9.0 million effective July 1, 2024.
On July 25, 2024, we declared a distribution to unitholders of record in the amount of $0.1599 per unit and payable on August 5, 2024 to unitholders of record as of July 31, 2024.
August Issuances
Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $5.6 million effective August 1, 2024.

Amendments to SMBC Credit Facility
On July 25, 2024, we entered into an amendment (the “Second Amendment”) to that certain Senior Secured Revolving Credit Agreement with us, as a borrower, Sumitomo Mitsui Banking Corporation (“SMBC”), as administrative agent, lead arranger, and sole bookrunner, and the lenders party thereto, which amends that certain Senior Secured Revolving Credit Agreement, dated as of July 19, 2023 (as amended, restated, supplemented or otherwise modified from time to time, the “SMBC Facility”). The Second Amendment, among other things, (i) increases the total commitments from $100 million to $290 million, (ii) extends the commitment termination date from July 19, 2027 to July 25, 2028, (iii) extends the maturity date from July 19, 2028 to July 25, 2029, (iv) decreases the Applicable Margin (I) if the Borrowing Base is greater than or equal to 1.60 times the Combined Debt Amount, (a) with respect to any ABR Loan, from 1.125% to 1.00% per annum, (b) with respect to any Term Benchmark Loan, from 2.125% to 2.00% per annum, and (c) with respect to any RFR Loan, from 2.125% to 2.00% per annum and (II) if the Borrowing Base is less than 1.60 times the Combined Debt Amount, (a) with respect to any ABR Loan, from 1.25% to 1.125% per annum, (b) with respect to any Term Benchmark Loan, from 2.25% to 2.125% per annum, and (c) with respect to any RFR Loan, from 2.25% to 2.125% per annum, (v) converts a portion of the existing revolver availability into term loan availability and (vi) resets the minimum shareholders’ equity test.
On August 9, 2024, we entered into a joinder agreement to the SMBC Facility. Following the effectiveness of the joinder agreement, the aggregate amount of outstanding total revolving commitments and term loans under the SMBC Facility is $315,000,000 (increased from $295,000,000), which is comprised of (a) $295,000,000 of revolving commitments (increased from $276,250,000) and (b) $20,000,000 of term loans (increased from $13,750,000). The other material terms of the SMBC Facility remain unchanged. Borrowings under the SMBC Facility are subject to various covenants under the related agreements as well as the leverage restrictions applicable to the Company contained in the 1940 Act.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates including those relating to the valuation of our investment portfolio, should be read in connection with our consolidated financial statements in Part I, Item 1 of this Report, including Note 2 “Significant Accounting Policies.”
We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to "Note 5—Fair Value Measurements" included in the notes to the consolidated financial statements
RELATED PARTY TRANSACTIONS
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
As of June 30, 2024, approximately 99.7% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2024) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$5,138	$(1,194)	$3,944
Up 200 basis points	$3,426	$(796)	$2,630
Up 100 basis points	$1,713	$(398)	$1,315
Up 25 basis points	$428	$(100)	$328
Down 25 basis points	$(428)	$100	$(328)
Down 100 basis points	$(1,713)	$398	$(1,315)
Down 200 basis points	$(3,426)	$796	$(2,630)
Down 300 basis points	$(5,138)	$1,194	$(3,944)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in

Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements and Supplementary Data” of this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of the Form 10-K and under Item 1A in our quarterly report on Form 10-Q for the quarter ended March 31, 2024, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Form 10-K and in our quarterly report on Form 10-Q for the quarter ended March 31, 2024 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Form 10-K and our Current Report on Form 8-K filed on April 30, 2024, May 29, 2024 and June 28, 2024 for the issuance of our Units for the three months ended June 30, 2024. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
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
On May 8, 2024, we announced a quarterly tender offer that commenced on May 9, 2024 and ended at 12:01 a.m., Eastern Time, on June 8, 2024 (the “Offer”). Because there is no secondary trading market for our Units, our Board of Directors determined, after consideration of various matters, that the Offer was in the best interests of unitholders in order to provide liquidity for our unitholders. Approximately 39,147 of our Units were validly tendered and not withdrawn prior to the expiration of the Offer. The Units were repurchased at a price of $20.20 per Unit, which represents the net asset value per Unit as of June 30, 2024.
The payment of the purchase price of the Units tendered was promptly made in cash issued to the unitholders whose tenders were accepted for purchase by us in accordance with the terms of the Offer.
Item 3: Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
SMBC Credit Facility Amendment
On August 9, 2024, we entered into a joinder agreement to the SMBC Facility. Following the effectiveness of the joinder agreement, the aggregate amount of outstanding total revolving commitments and term loans under the SMBC Facility is $315,000,000 (increased from $295,000,000), which is comprised of (a) $295,000,000 of revolving commitments (increased from $276,250,000) and (b) $20,000,000 of term loans (increased from $13,750,000). The other material terms of the SMBC Facility remain unchanged. Borrowings under the SMBC Facility are subject to various covenants under the related agreements as well as the leverage restrictions applicable to the Company contained in the 1940 Act.

Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits and Financial Statement Schedules
.(a) Exhibits
The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1*
First Amendment to senior secured revolving credit agreement, dated as of June 27, 2024, is entered into among North Haven Private Income Fund A LLC, a Delaware limited liability company, the lenders party hereto and Sumitomo Mitsui Banking Corporation, as Administrative Agent.

10.2
Second Amendment to senior secured revolving credit agreement, dated as of July 25, 2024, is entered into among North Haven Private Income Fund A LLC, a Delaware limited liability company, the lenders party hereto and Sumitomo Mitsui Banking Corporation, as Administrative Agent.(1)

10.3*
Joinder Agreement, dated as of August 9, 2024, by MUFG Bank, Ltd., as assuming lender, in favor of North Haven Private Income Fund A LLC, as borrower, and Sumitomo Mitsui Banking Corporation, as administrative agent.

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on July 30, 2024 (File No. 000-56571).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Private Income Fund A LLC
Dated: August 13, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2024	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)