Form 10-Q
period 2024-09-30
North Haven Private Income Fund A LLC
filed 2024-11-12
CIK 1973476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s Class I Units outstanding at November 12, 2024 was 7,733,727

North Haven Private Income Fund A LLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024
SIGNATURES

North Haven Private Income Fund A LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $221,306 and $51,386)	$221,827	$51,545
Cash	17,796	21,310
Deferred financing costs	2,520	1,216
Deferred offering costs	—	65
Interest and dividend receivable from non-controlled/non-affiliated investments	1,873	354
Receivable for investments sold	22	—
Prepaid expenses and other assets	4	87
Total assets	244,042	74,577

Liabilities
Debt	74,400	11,000
Payable for investments purchased	5,019	—
Payable to affiliates (Note 3)	48	807
Distributions payable	1,169	344
Subscriptions received in advance (Note 8)	14,582	18,462
Payable for units repurchased	5,824	—
Capital gains based incentive fee payable	66	20
Interest and financing costs payable	363	305
Accrued expenses and other liabilities	499	271
Total liabilities	101,970	31,209

Commitments and contingencies (Note 7)

Members' Capital
Common units, par value $0.001 per unit (6,995,354 and 2,157,873 units issued and outstanding)	7	2
Paid-in capital in excess of par value	140,515	43,012
Net distributable earnings (accumulated losses)	1,550	354
Total members' capital	$142,072	$43,368
Total liabilities and members' capital	$244,042	$74,577
Net asset value per unit	$20.31	$20.10

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$5,366	$822	$10,272	$822
Payment-in-kind	58	3	109	3
Other income	217	31	363	31
Total investment income	5,641	856	10,744	856
Expenses:
Interest expense and other financing expenses	1,430	342	1,884	342
Management fees	423	68	931	68
Income based incentive fees	499	—	1,004	—
Capital gains incentive fees	6	11	46	11
Professional fees	185	134	608	134
Directors' fees	27	26	79	26
Administrative service fees	(6)	9	58	9
Organization and offering costs	7	36	54	217
General and other expenses	8	41	35	41
Total expenses	2,579	667	4,699	848
Income based incentive fee waiver (Note 3)	(499)	—	(1,004)	—
Expense support (Note 3)	—	(555)	(325)	(555)
Management fees waiver (Note 3)	(423)	(68)	(931)	(68)
Net expenses	1,657	44	2,439	225
Net investment income (loss)	3,984	812	8,305	631
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	7	—	7	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	42	87	362	87
Net realized and unrealized gain (loss)	$49	$87	$369	$87
Net increase (decrease) in members' capital resulting from operations	$4,033	$899	$8,674	$718

Net investment income (loss) per unit (basic and diluted)	$0.58	$0.61	$1.60	$0.47
Earnings (loss) per unit (basic and diluted)	$0.59	$0.67	$1.67	$0.54
Weighted average units outstanding:	6,860,089	1,334,349	5,201,659	1,334,349

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Members' Capital at beginning of period:	$122,240	$(350)	$43,368	$(194)
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	3,984	812	8,305	631
Net realized gain (loss)	7	—	7	—
Net change in unrealized appreciation (depreciation)	42	87	362	87
Net increase (decrease) in members’ capital resulting from operations	4,033	899	8,674	718

Distributions to Unitholders from:
Distributable earnings	(3,302)	(414)	(7,478)	(414)

Capital transactions:
Issuance of Units	23,634	27,595	101,733	27,620
Reinvestment of distributions	1,291	19	2,741	19
Repurchased Units	(5,824)	—	(6,966)	—
Net increase in members' capital resulting from capital transactions	19,101	27,614	97,508	27,639
Total increase (decrease) in members' capital	19,832	28,099	98,704	27,943
Members' capital at end of period	$142,072	$27,749	$142,072	$27,749
Distributions per unit	$0.48	$0.31	$1.44	$0.31

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$8,674	$718
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities
Net change in unrealized (appreciation) depreciation on investments	(362)	(87)
Net realized (gain) loss on investments	(7)	—
Net accretion of discount and amortization of premium on investments	(328)	(37)
Payment-in-kind interest and dividend capitalized	(105)	—
Amortization of deferred financing costs	254	37
Amortization of deferred offering costs	65	10
Purchases of investments and change in payable for investments purchased	(176,918)	(37,447)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	12,435	2,039
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(1,519)	(218)
(Increase) decrease in prepaid expenses and other assets	83	(1,904)
(Decrease) increase in payable to affiliates	(759)	603
(Decrease) increase in incentive fees payable	46	11
(Decrease) increase in interest payable	58	304
(Decrease) increase in accrued expenses and other liabilities	228	(53)
Net cash provided by (used in) operating activities	(158,155)	(36,024)

Cash flows from financing activities:
Borrowings on debt	$110,000	$20,000
Repayments on debt	(46,600)	(2,000)
Deferred financing costs paid	(1,558)	(925)
Dividend paid in cash	(3,912)	(176)
Proceeds from issuance of Units	83,271	27,620
Subscriptions received in advance	14,582	6,479
Repurchases of Units	(1,142)	—
Offering costs paid	—	(47)
Net cash provided by (used in) financing activities	154,641	50,951
Net increase (decrease) in cash	(3,514)	14,927
Cash at beginning of period	21,310	—
Cash at end of period	$17,796	$14,927

Supplemental information and non-cash activities:
Excise tax paid	$7	$—
Interest expense paid	$1,322	$—
Distribution reinvestment	$2,741	$19
Distributions Payable	$1,169	$219
Accrued but unpaid repurchases of Common units	$5,824	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Dynasty Acquisition Co., Inc.		First Lien Debt	S +	3.50%	8.35%	8/24/2028	497	$500	$498	0.35%
KKR Apple Bidco, LLC	(9)	First Lien Debt	S +	2.75%	7.71%	9/22/2028	497	498	496	0.35
Mantech International CP	(6) (8)	First Lien Debt	S +	5.00%	10.25%	9/14/2029	1,916	1,916	1,916	1.35
Mantech International CP	(6) (8) (13)	First Lien Debt	S +	5.00%	10.25%	9/14/2029	—	—	—	—
Mantech International CP	(6) (8) (13)	First Lien Debt	S +	5.00%	10.25%	9/14/2028	—	—	—	—
								2,914	2,910	2.05
Automobile Components
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.25%	10.53%	8/5/2028	757	742	752	0.53
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.25%	10.53%	8/5/2028	166	163	165	0.12
Sonny's Enterprises, LLC	(6) (7) (13)	First Lien Debt	S +	5.25%	10.53%	8/5/2027	—	(2)	(1)	—
								903	916	0.64
Automobiles
COP Collisionright Parent, LLC	(6) (7)	First Lien Debt	S +	5.50%	10.75%	1/29/2030	778	764	767	0.54
COP Collisionright Parent, LLC	(6) (7) (13)	First Lien Debt	S +	5.50%	10.75%	1/29/2030	142	137	135	0.10
COP Collisionright Parent, LLC	(6) (7) (13)	First Lien Debt	S +	5.50%	10.75%	1/29/2030	19	17	17	0.01
Drivecentric Holdings, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.87%	8/15/2031	4,412	4,368	4,368	3.07
Drivecentric Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	9.87%	8/15/2031	—	(6)	(6)	—
Turbo Buyer, Inc.	(6) (7)	First Lien Debt	S +	6.00%	10.75%	12/2/2025	753	746	720	0.51
Turbo Buyer, Inc.	(6) (7)	First Lien Debt	S +	6.00%	10.75%	12/2/2025	1,059	1,050	1,013	0.71
Vehlo Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.25%	10.49%	5/24/2028	350	347	347	0.24
Vehlo Purchaser, LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	10.49%	5/24/2028	85	74	70	0.05
Vehlo Purchaser, LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	10.49%	5/24/2028	2	2	2	—
								7,499	7,433	5.23
Beverages
Triton Water Holdings, Inc.	(9)	First Lien Debt	S +	3.25%	8.12%	3/31/2028	995	994	993	0.70
Biotechnology
GraphPad Software, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.35%	6/30/2031	7,423	7,387	7,423	5.22
GraphPad Software, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	9.35%	6/30/2031	11	10	11	0.01
GraphPad Software, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	9.35%	6/30/2031	—	—	—	—
								7,397	7,434	5.23
Building Products
Project Potter Buyer, LLC	(6) (7)	First Lien Debt	S +	6.00%	10.60%	4/23/2027	6,783	6,783	6,783	4.77
Project Potter Buyer, LLC	(6) (7) (13)	First Lien Debt	S +	6.00%	10.60%	4/23/2026	—	—	—	—
								6,783	6,783	4.77

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Chemicals
Tank Holding Corp.	(8)	First Lien Debt	S +	5.75%	10.52%	3/31/2028	2,796	$2,722	$2,744	1.93%
Tank Holding Corp.	(8) (13)	First Lien Debt	S +	5.75%	10.52%	3/31/2028	159	155	155	0.11
								2,877	2,899	2.04
Commercial Services & Supplies
Allied Universal Holdco, LLC	(9) (10)	First Lien Debt	S +	3.75%	8.70%	5/12/2028	995	997	985	0.69
Consor Intermediate II, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.35%	5/12/2031	755	748	749	0.53
Consor Intermediate II, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	9.35%	5/12/2031	—	(3)	(6)	—
Consor Intermediate II, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	9.35%	5/12/2031	—	(2)	(2)	—
CRCI Longhorn Holdings, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.85%	8/27/2031	2,824	2,796	2,796	1.97
CRCI Longhorn Holdings, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.85%	8/27/2031	—	(4)	(4)	—
CRCI Longhorn Holdings, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.85%	8/27/2031	235	231	231	0.16
Helios Service Partners, LLC	(6) (7)	First Lien Debt	S +	6.25%	10.87%	3/19/2027	242	238	242	0.17
Helios Service Partners, LLC	(6) (7) (13)	First Lien Debt	S +	6.25%	10.87%	3/19/2027	372	360	367	0.26
Helios Service Partners, LLC	(6) (7) (13)	First Lien Debt	S +	6.25%	10.87%	3/19/2027	9	8	9	0.01
Hercules Borrower, LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	9.95%	12/15/2026	244	232	230	0.16
HSI Halo Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.85%	6/30/2031	7,450	7,377	7,450	5.24
HSI Halo Acquisition, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.85%	6/30/2031	16	15	16	0.01
HSI Halo Acquisition, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.85%	6/28/2030	—	(1)	—	—
Iris Buyer, LLC	(6) (7)	First Lien Debt	S +	6.25%	11.50%	10/2/2030	1,385	1,351	1,375	0.97
Iris Buyer, LLC	(6) (7) (13)	First Lien Debt	S +	6.25%	11.50%	10/2/2030	131	127	129	0.09
Iris Buyer, LLC	(6) (7) (13)	First Lien Debt	S +	6.25%	11.50%	10/2/2029	—	(4)	(2)	—
Pye-Barker Fire & Safety, LLC	(6) (8)	First Lien Debt	S +	4.50%	9.10%	5/26/2031	1,755	1,755	1,755	1.24
Pye-Barker Fire & Safety, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	9.10%	5/26/2031	42	39	42	0.03
Pye-Barker Fire & Safety, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	9.10%	5/24/2030	30	28	30	0.02
Routeware, Inc.	(6) (7)	First Lien Debt	S +	5.25%	10.11%	9/18/2031	3,182	3,150	3,150	2.22
Routeware, Inc.	(6) (7) (13)	First Lien Debt	S +	5.25%	10.11%	9/18/2031	—	(7)	(7)	—
Routeware, Inc.	(6) (7) (13)	First Lien Debt	S +	5.25%	10.11%	9/18/2031	—	(3)	(3)	—
Transit Technologies, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.71%	8/20/2031	2,545	2,520	2,520	1.77
Transit Technologies, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	9.71%	8/20/2031	—	(5)	(5)	—
Transit Technologies, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	9.71%	8/20/2030	—	(5)	(5)	—
Vensure Employer Services, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.64%	9/29/2031	1,947	1,928	1,928	1.36
Vensure Employer Services, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.64%	9/29/2031	—	(3)	(3)	—
VRC Companies, LLC	(6) (7)	First Lien Debt	S +	5.75%	10.88%	6/29/2027	2,904	2,893	2,904	2.04
VRC Companies, LLC	(6) (7) (13)	First Lien Debt	S +	5.75%	10.88%	6/29/2027	204	201	204	0.14
VRC Companies, LLC	(6) (7) (13)	First Lien Debt	S +	5.75%	10.88%	6/29/2027	—	—	—	—
								26,957	27,075	19.06

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Construction & Engineering
Arcoro Holdings Corp.	(6) (7)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	1,735	$1,702	$1,717	1.21%
Arcoro Holdings Corp.	(6) (7) (13)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	—	(5)	(3)	—
Superman Holdings, LLC	(6) (8)	First Lien Debt	S +	4.50%	9.56%	8/29/2031	2,673	2,660	2,660	1.87
Superman Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	9.56%	8/29/2031	—	(2)	(2)	—
Superman Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	9.56%	8/29/2031	—	(2)	(2)	—
								4,353	4,370	3.08
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (8)	First Lien Debt	S +	5.25%	10.46%	2/3/2031	2,245	2,225	2,245	1.58
PDI TA Holdings, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25%	10.46%	2/3/2031	—	(3)	—	—
PDI TA Holdings, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25%	10.46%	2/3/2031	—	(2)	—	—
								2,220	2,245	1.58
Containers & Packaging
BP Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.50%	10.69%	12/11/2028	1,876	1,853	1,740	1.22
Proampac PG Borrower, LLC	(8)	First Lien Debt	S +	4.00%	9.23%	9/15/2028	498	500	498	0.35
								2,353	2,238	1.58
Distributors
Avalara, Inc.	(6) (8)	First Lien Debt	S +	6.25%	10.85%	10/19/2028	1,091	1,085	1,091	0.77
Avalara, Inc.	(6) (8) (13)	First Lien Debt	S +	6.25%	10.85%	10/19/2028	—	(1)	—	—
Bradyifs Holdings, LLC	(6) (7)	First Lien Debt	S +	6.00%	11.25%	10/31/2029	1,662	1,632	1,662	1.17
Bradyifs Holdings, LLC	(6) (7) (13)	First Lien Debt	S +	6.00%	11.25%	10/31/2029	131	128	131	0.09
								2,844	2,884	2.03
Diversified Consumer Services
Any Hour, LLC	(6)	First Lien Debt	S +	5.00%	9.60%	5/23/2030	2,366	2,332	2,329	1.64
Any Hour, LLC	(6) (13)	First Lien Debt	S +	5.00%	9.60%	5/23/2030	67	62	56	0.04
Any Hour, LLC	(6) (13)	First Lien Debt	S +	5.00%	9.60%	5/23/2030	111	106	105	0.07
Any Hour, LLC	(6)	Other Debt		13.00% PIK	13.00%	5/23/2031	617	605	607	0.43
Asurion, LLC		First Lien Debt	S +	4.25%	9.10%	9/19/2030	997	992	979	0.69
Eclipse Buyer, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.74%	9/8/2031	943	934	934	0.66
Eclipse Buyer, Inc.	(6) (9) (13)	First Lien Debt	S +	4.75%	9.74%	9/8/2031	—	(1)	(1)	—
Eclipse Buyer, Inc.	(6) (9) (13)	First Lien Debt	S +	4.75%	9.74%	9/6/2031	—	(1)	(1)	—
Essential Services Holding Corporation	(6) (8)	First Lien Debt	S +	5.00%	10.29%	6/17/2031	9,850	9,754	9,797	6.90
Essential Services Holding Corporation	(6) (8) (13)	First Lien Debt	S +	5.00%	10.29%	6/17/2031	—	—	(1)	—
Essential Services Holding Corporation	(6) (8) (13)	First Lien Debt	S +	5.00%	10.29%	6/17/2030	—	(1)	—	—
EVDR Purchaser, Inc.	(6) (8)	First Lien Debt	S +	5.25%	10.10%	2/14/2031	2,049	2,010	2,049	1.44
EVDR Purchaser, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25%	10.10%	2/14/2031	—	(5)	—	—
EVDR Purchaser, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25%	10.10%	2/14/2031	—	(6)	—	—

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Vertex Service Partners, LLC	(6) (8)	First Lien Debt	S +	5.50%	10.49%	11/8/2030	312	$305	$309	0.22%
Vertex Service Partners, LLC	(6) (8) (13)	First Lien Debt	S +	5.50%	10.49%	11/8/2030	597	584	590	0.42
Vertex Service Partners, LLC	(6) (8) (13)	First Lien Debt	S +	5.50%	10.49%	11/8/2030	12	10	11	0.01
								17,680	17,763	12.50
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(6) (9)	First Lien Debt	S +	6.25%	11.64%	3/2/2028	2,962	2,904	2,962	2.08
Magneto Components Buyco, LLC	(6) (8)	First Lien Debt	S +	6.50% (incl. 2.65% PIK)	10.60%	12/5/2030	2,556	2,497	2,542	1.79
Magneto Components Buyco, LLC	(6) (8) (13)	First Lien Debt	S +	6.50% (incl. 2.65% PIK)	10.60%	12/5/2030	—	(6)	(3)	—
Magneto Components Buyco, LLC	(6) (8) (13)	First Lien Debt	S +	6.50% (incl. 2.65% PIK)	10.60%	12/5/2029	—	(9)	(2)	—
								5,386	5,499	3.87
Financial Services
MAI Capital Management Intermediate, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.35%	8/29/2031	1,544	1,529	1,529	1.08
MAI Capital Management Intermediate, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	9.35%	8/29/2031	—	(4)	(4)	—
MAI Capital Management Intermediate, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	9.35%	8/29/2031	—	(3)	(3)	—
RFS Opco, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.60%	4/4/2031	1,500	1,486	1,486	1.05
RFS Opco, LLC	(6) (9) (13)	First Lien Debt	S +	4.00%	8.60%	4/4/2029	—	(14)	(14)	(0.01)
Trintech, Inc.	(6) (7)	First Lien Debt	S +	5.50%	10.35%	7/25/2029	1,843	1,796	1,807	1.27
Trintech, Inc.	(6) (7) (13)	First Lien Debt	S +	5.50%	10.35%	7/25/2029	41	37	38	0.03
								4,827	4,839	3.41
Ground Transportation
SV Newco 2, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	9.81%	6/2/2031	1,500	1,478	1,480	1.04
SV Newco 2, Inc.	(6) (8) (11) (13)	First Lien Debt	S +	4.75%	9.81%	6/2/2031	—	(6)	(13)	(0.01)
SV Newco 2, Inc.	(6) (8) (11) (13)	First Lien Debt	S +	4.75%	9.81%	6/2/2031	—	(8)	(7)	—
								1,464	1,460	1.03
Health Care Equipment & Supplies
Journey Personal Care Corp.	(8) (10)	First Lien Debt	S +	4.25%	9.21%	3/1/2028	497	497	496	0.35
Medline Borrower, LP	(9)	First Lien Debt	S +	2.75%	7.60%	10/23/2028	996	1,002	996	0.70
Tidi Legacy Products, Inc.	(6) (7)	First Lien Debt	S +	5.50%	10.36%	12/19/2029	1,366	1,342	1,358	0.96
Tidi Legacy Products, Inc.	(6) (7) (13)	First Lien Debt	S +	5.50%	10.36%	12/19/2029	—	(3)	(2)	—
Tidi Legacy Products, Inc.	(6) (7) (13)	First Lien Debt	S +	5.50%	10.36%	12/19/2029	—	(4)	(2)	—
YI, LLC	(6) (7)	First Lien Debt	S +	5.75%	10.87%	12/3/2029	1,698	1,668	1,693	1.19
YI, LLC	(6) (7) (13)	First Lien Debt	S +	5.75%	10.87%	12/3/2029	—	(3)	(1)	—
YI, LLC	(6) (7) (13)	First Lien Debt	S +	5.75%	10.87%	12/3/2029	—	(5)	(1)	—
								4,494	4,537	3.19

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Health Care Providers & Services
DCA Investment Holdings, LLC	(6) (8)	First Lien Debt	S +	6.50%	11.01%	4/3/2028	2,050	$2,022	$2,026	1.43%
Gateway US Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	5.50%	10.25%	9/22/2026	1,404	1,385	1,404	0.99
Gateway US Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	5.50%	10.25%	9/22/2026	423	418	423	0.30
Gateway US Holdings, Inc.	(6) (8) (11) (13)	First Lien Debt	S +	5.50%	10.25%	9/22/2026	—	(1)	—	—
iCIMS, Inc.	(6) (8)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.17%	8/18/2028	948	942	948	0.67
iCIMS, Inc.	(6) (8) (13)	First Lien Debt	S +	7.25% (incl.3.38% PIK)	12.17%	8/18/2028	—	(1)	—	—
iCIMS, Inc.	(6) (8) (13)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.17%	8/18/2028	25	25	25	0.02
Imagine 360, LLC	(6)	First Lien Debt	S +	5.00%	9.81%	10/2/2028	3,250	3,218	3,218	2.27
Imagine 360, LLC	(6) (13)	First Lien Debt	S +	5.00%	9.81%	10/2/2028	—	(2)	(2)	—
Imagine 360, LLC	(6) (13)	First Lien Debt	S +	5.00%	9.81%	10/2/2028	—	(3)	(3)	—
Invictus Buyer, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.60%	6/3/2031	1,620	1,604	1,611	1.13
Invictus Buyer, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.60%	6/3/2031	—	(3)	(4)	—
Invictus Buyer, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.60%	6/3/2031	—	(2)	(1)	—
PPV Intermediate Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	5.75%	10.81%	8/31/2029	418	415	418	0.29
								10,017	10,063	7.08
Health Care Technology
Athenahealth, Inc.	(9)	First Lien Debt	S +	3.25%	8.10%	2/15/2029	995	994	988	0.70
Cotiviti Corporation	(10)	First Lien Debt	S +	3.25%	8.45%	5/1/2031	995	1,000	994	0.70
Hyland Software, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.85%	9/19/2030	2,838	2,804	2,838	2.00
Hyland Software, Inc.	(6) (8) (13)	First Lien Debt	S +	6.00%	10.85%	9/19/2029	—	(1)	—	—
								4,797	4,820	3.39
Household Products
Kronos Acquisition Holdings, Inc.	(10)	First Lien Debt	S +	4.00%	9.31%	7/8/2031	1,000	1,006	935	0.66
Industrial Conglomerates
Aptean, Inc.	(6) (8)	First Lien Debt	S +	5.25%	10.10%	1/30/2031	1,442	1,429	1,433	1.01
Aptean, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25%	10.10%	1/30/2031	4	2	2	—
Aptean, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25%	10.10%	1/30/2031	—	(1)	(1)	—
								1,430	1,434	1.01
Insurance Services
Alliant Holdings Intermediate, LLC	(9)	First Lien Debt	S +	3.00%	7.97%	9/19/2031	997	1,003	992	0.70
Amerilife Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.70%	8/31/2029	2,389	2,389	2,389	1.68
Foundation Risk Partners Corp.	(6) (8) (13)	First Lien Debt	S +	5.25%	9.92%	10/29/2029	—	(2)	(1)	—
Galway Borrower, LLC	(6) (8)	First Lien Debt	S +	4.50%	9.10%	9/29/2028	370	364	364	0.26
Galway Borrower, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	9.10%	9/29/2028	555	550	544	0.38

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Higginbotham Insurance Agency, Inc.	(6) (7)	First Lien Debt	S +	4.50%	9.35%	11/24/2028	4,783	$4,772	$4,772	3.36%
Higginbotham Insurance Agency, Inc.	(6) (7) (13)	First Lien Debt	S +	4.50%	9.35%	11/24/2028	165	160	160	0.11
High Street Buyer, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25%	9.85%	4/14/2028	—	(8)	(6)	—
HUB International Limited	(8) (10)	First Lien Debt	S +	3.25%	8.23%	6/20/2030	499	503	498	0.35
Inszone Mid, LLC	(6) (7)	First Lien Debt	S +	5.75%	10.00%	11/12/2029	932	916	924	0.65
Inszone Mid, LLC	(6) (7) (13)	First Lien Debt	S +	5.75%	10.00%	11/12/2029	569	555	560	0.39
Inszone Mid, LLC	(6) (7) (13)	First Lien Debt	S +	5.75%	10.00%	11/12/2029	—	(2)	(1)	—
Integrity Marketing Acquisition, LLC	(6) (8)	First Lien Debt	S +	5.00%	10.08%	8/25/2028	4,952	4,952	4,952	3.49
Integrity Marketing Acquisition, LLC	(6) (8)	First Lien Debt	S +	5.00%	10.08%	8/27/2026	—	—	—	—
Integrity Marketing Acquisition, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	10.08%	8/25/2028	—	—	—	—
Peter C. Foy & Associates Insurance Services, LLC	(6) (8)	First Lien Debt	S +	5.50%	10.35%	11/1/2028	594	584	594	0.42
Peter C. Foy & Associates Insurance Services, LLC	(6) (8) (13)	First Lien Debt	S +	5.50%	10.35%	11/1/2028	557	550	550	0.39
RSC Acquisition, Inc.	(6) (7)	First Lien Debt	S +	4.75%	9.71%	11/1/2029	172	171	172	0.12
RSC Acquisition, Inc.	(6) (8) (13)	First Lien Debt	S +	4.75%	9.71%	11/1/2029	412	410	411	0.29
USI, Inc.		First Lien Debt	S +	2.75%	7.35%	9/27/2030	995	1,000	992	0.70
World Insurance Associates, LLC	(6) (7)	First Lien Debt	S +	6.00%	10.60%	4/3/2028	3,474	3,443	3,440	2.42
								22,310	22,306	15.70
IT Services
GI DI Cornfield Acquisition, LLC	(6)	First Lien Debt	S +	4.50%	9.36%	3/9/2028	3,880	3,826	3,828	2.69
GI DI Cornfield Acquisition, LLC	(6) (13)	First Lien Debt	S +	4.50%	9.36%	3/9/2028	—	(14)	(26)	(0.02)
Ridge Trail US Bidco, Inc.	(6) (7) (11)	First Lien Debt	S +	4.75%	9.35%	9/30/2031	3,425	3,374	3,374	2.37
Ridge Trail US Bidco, Inc.	(6) (7) (11) (13)	First Lien Debt	S +	4.75%	9.35%	9/30/2031	—	(9)	(9)	(0.01)
Ridge Trail US Bidco, Inc.	(6) (7) (11) (13)	First Lien Debt	S +	4.75%	9.35%	3/31/2031	59	53	53	0.04
Sedgwick Claims Management Services, Inc.		First Lien Debt	S +	3.75%	8.25%	7/31/2031	997	1,004	995	0.70
								8,234	8,215	5.78
Leisure Products
Recess Holdings, Inc.	(10)	First Lien Debt	S +	4.50%	9.75%	2/20/2030	498	502	499	0.35

Life Sciences Tools & Services
Model N, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.64%	6/27/2031	6,848	6,781	6,848	4.82
Model N, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.64%	6/27/2031	—	—	—	—
Model N, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.64%	6/27/2031	—	(1)	—	—
								6,780	6,848	4.82

Machinery
AI Aqua Merger Sub, Inc.	(9)	First Lien Debt	S +	3.50%	8.70%	7/31/2028	499	501	498	0.35
Chase Intermediate, LLC	(6) (13)	First Lien Debt	S +	5.25%	9.90%	10/30/2028	285	280	282	0.20

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Chase Intermediate, LLC	(6) (13)	First Lien Debt	S +	5.25%	9.90%	10/30/2028	—	$(1)	$—	—%
CPM Holdings, Inc.	(9)	First Lien Debt	S +	4.50%	9.70%	9/28/2028	497	498	471	0.33
Engineered Machinery Holdings, Inc.	(8)	First Lien Debt	S +	3.75%	8.62%	5/19/2028	497	498	499	0.35
TK Elevator US Newco, Inc.	(9)	First Lien Debt	S +	3.50%	8.59%	4/30/2030	498	501	498	0.35
								2,277	2,248	1.58
Multi-Utilities
AWP Group Holdings, Inc.	(6) (7)	First Lien Debt	S +	4.75%	9.60%	12/23/2030	1,872	1,846	1,870	1.32
AWP Group Holdings, Inc.	(6) (7) (13)	First Lien Debt	S +	4.75%	9.60%	12/23/2030	—	(15)	(2)	—
AWP Group Holdings, Inc.	(6) (7) (13)	First Lien Debt	S +	4.75%	9.60%	12/23/2030	—	(4)	—	—
								1,827	1,868	1.31
Professional Services
Ascend Partner Services, LLC	(6)	First Lien Debt	S +	4.50%	9.35%	8/11/2031	1,960	1,940	1,940	1.37
Ascend Partner Services, LLC	(6) (13)	First Lien Debt	S +	4.50%	9.35%	8/11/2031	—	(16)	(16)	(0.01)
Ascend Partner Services, LLC	(6) (13)	First Lien Debt	S +	4.50%	9.35%	8/11/2031	—	(7)	(7)	—
Bullhorn, Inc.	(6) (7)	First Lien Debt	S +	5.00%	9.85%	10/1/2029	1,047	1,038	1,047	0.74
Bullhorn, Inc.	(6) (7)	First Lien Debt	S +	5.00%	9.85%	10/1/2029	389	387	389	0.27
Bullhorn, Inc.	(6) (7) (13)	First Lien Debt	S +	5.00%	9.85%	10/1/2029	—	—	—	—
Crisis Prevention Institute, Inc.	(9)	First Lien Debt	S +	4.75%	9.35%	4/9/2031	1,000	995	1,000	0.70
GPS Merger Sub, LLC	(6) (7)	First Lien Debt	S +	6.00%	10.85%	10/2/2029	1,287	1,264	1,277	0.90
GPS Merger Sub, LLC	(6) (7) (13)	First Lien Debt	S +	6.00%	10.85%	10/2/2029	—	(3)	(2)	—
GPS Merger Sub, LLC	(6) (7) (13)	First Lien Debt	S +	6.00%	10.85%	10/2/2029	—	(4)	(2)	—
KENG Acquisition, Inc.	(6) (7)	First Lien Debt	S +	5.00%	9.85%	8/1/2029	287	281	286	0.20
KENG Acquisition, Inc.	(6) (7) (13)	First Lien Debt	S +	5.00%	9.85%	8/1/2029	98	95	97	0.07
KENG Acquisition, Inc.	(6) (7) (13)	First Lien Debt	S +	5.00%	9.85%	8/1/2029	—	(2)	—	—
Verdantas, LLC	(6) (8)	First Lien Debt	S +	5.25%	10.37%	5/6/2031	2,742	2,702	2,705	1.90
Verdantas, LLC	(6) (7)	First Lien Debt	S +	5.25%	10.37%	5/6/2031	116	114	114	0.08
Verdantas, LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	10.37%	5/6/2030	—	(4)	(4)	—
								8,780	8,824	6.21
Real Estate Management & Development
Associations, Inc.	(6) (7)	First Lien Debt	S +	6.50%	12.00%	7/3/2028	874	873	872	0.61
Associations, Inc.	(6) (7) (13)	First Lien Debt	S +	6.50%	12.00%	7/3/2028	—	—	—	—
Associations, Inc.	(6) (7) (13)	First Lien Debt	S +	6.50%	12.00%	7/3/2028	—	—	—	—
MRI Software, LLC	(6) (7)	First Lien Debt	S +	4.75%	9.35%	2/10/2027	5,602	5,619	5,587	3.93
MRI Software, LLC	(6) (7) (13)	First Lien Debt	S +	4.75%	9.35%	2/10/2027	207	205	207	0.15
MRI Software, LLC	(6) (7) (13)	First Lien Debt	S +	4.75%	9.35%	2/10/2027	—	—	(1)	—
								6,697	6,665	4.69

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Software
Artifact Bidco, Inc.	(6) (9)	First Lien Debt	S +	4.50%	9.10%	7/28/2031	2,113	$2,093	$2,113	1.49%
Artifact Bidco, Inc.	(6) (9) (13)	First Lien Debt	S +	4.50%	9.10%	7/28/2031	—	(3)	—	—
Artifact Bidco, Inc.	(6) (9) (13)	First Lien Debt	S +	4.50%	9.10%	7/26/2030	—	(4)	—	—
AuditBoard, Inc.	(6)	First Lien Debt	S +	4.75%	9.35%	7/12/2031	3,600	3,565	3,565	2.51
AuditBoard, Inc.	(6) (13)	First Lien Debt	S +	4.75%	9.35%	7/12/2031	—	(8)	(8)	(0.01)
AuditBoard, Inc.	(6) (13)	First Lien Debt	S +	4.75%	9.35%	7/12/2031	—	(7)	(7)	—
Central Parent Inc.	(9)	First Lien Debt	S +	3.25%	7.85%	7/6/2029	500	503	494	0.35
Cloud Software Group, Inc.	(9)	First Lien Debt	S +	4.00%	8.60%	3/30/2029	499	499	496	0.35
Coupa Holdings, LLC	(6) (8)	First Lien Debt	S +	5.50%	10.75%	2/27/2030	1,637	1,609	1,622	1.14
Coupa Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	5.50%	10.75%	2/27/2030	—	(1)	(1)	—
Coupa Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	5.50%	10.75%	2/27/2029	—	(2)	(1)	—
Diligent Corporation	(6) (8)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	5,628	5,588	5,608	3.95
Diligent Corporation	(6) (8) (13)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	—	(6)	(3)	—
Diligent Corporation	(6) (8) (13)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	—	(4)	(2)	—
E-Discovery AcquireCo, LLC	(6) (7)	First Lien Debt	S +	6.50%	11.49%	8/29/2029	1,458	1,439	1,449	1.02
E-Discovery AcquireCo, LLC	(6) (7) (13)	First Lien Debt	S +	6.50%	11.49%	8/29/2029	—	(1)	—	—
Epicor Software Corporation	(8)	First Lien Debt	S +	3.25%	8.10%	5/30/2031	447	450	448	0.32
Epicor Software Corporation	(8) (13)	First Lien Debt	S +	3.25%	8.10%	5/30/2031	—	—	—	—
Everbridge Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	10.33%	7/2/2031	7,850	7,812	7,812	5.50
Everbridge Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	10.33%	7/2/2031	42	42	42	0.03
Everbridge Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	10.33%	7/2/2031	—	—	—	—
Formstack Acquisition Co	(6) (7)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	1,871	1,845	1,855	1.31
Formstack Acquisition Co	(6) (7) (13)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	188	181	181	0.13
Formstack Acquisition Co	(6) (7) (13)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	—	(5)	(4)	—
Granicus, Inc.	(6) (8)	First Lien Debt	S +	5.25% (incl. 2.25% PIK)	10.10%	1/17/2031	1,564	1,550	1,564	1.10
Granicus, Inc.	(6) (8)	First Lien Debt	S +	5.25% (incl. 2.25% PIK)	10.10%	1/17/2031	2,394	2,366	2,367	1.67
Granicus, Inc.	(6) (13)	First Lien Debt	P +	4.25%	12.25%	1/17/2031	—	(2)	—	—
GS AcquisitionCo, Inc.	(6) (7)	First Lien Debt	S +	5.25%	9.85%	5/25/2028	1,578	1,572	1,578	1.11
GS AcquisitionCo, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25%	9.85%	5/25/2028	—	—	—	—
GS AcquisitionCo, Inc.	(6) (7) (13)	First Lien Debt	S +	5.25%	9.85%	5/25/2028	25	24	25	0.02
Hootsuite Inc.	(6) (11)	First Lien Debt	S +	5.50%	10.19%	5/22/2030	2,693	2,655	2,656	1.87
Hootsuite Inc.	(6) (11) (13)	First Lien Debt	S +	5.50%	10.19%	5/22/2030	—	(4)	(4)	—
Icefall Parent, Inc.	(6) (7)	First Lien Debt	S +	6.50%	11.35%	1/25/2030	1,826	1,793	1,788	1.26
Icefall Parent, Inc.	(6) (7) (13)	First Lien Debt	S +	6.50%	11.35%	1/25/2030	—	(3)	(4)	—
Imprivata, Inc.	(9) (10)	First Lien Debt	S +	3.50%	8.75%	12/1/2027	497	502	499	0.35

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
LogRhythm, Inc.	(6) (7)	First Lien Debt	S +	7.50%	12.10%	7/2/2029	1,364	$1,324	$1,324	0.93%
LogRhythm, Inc.	(6) (7) (13)	First Lien Debt	S +	7.50%	12.10%	7/2/2029	—	(4)	(4)	—
Mediaocean, LLC	(9)	First Lien Debt	S +	3.50%	8.45%	12/15/2028	497	499	497	0.35
Nasuni Corporation	(6) (8)	First Lien Debt	S +	5.75%	10.69%	9/10/2030	4,138	4,076	4,076	2.87
Nasuni Corporation	(6) (8) (13)	First Lien Debt	S +	5.75%	10.69%	9/10/2030	—	(13)	(13)	(0.01)
UKG, Inc.	(10)	First Lien Debt	S +	3.25%	8.55%	2/10/2031	499	501	499	0.35
								42,421	42,507	29.92
Specialty Retail
Les Schwab Tire Centers	(9)	First Lien Debt	S +	3.00%	7.85%	4/23/2031	499	501	499	0.35

Wireless Telecommunication Services
CCI Buyer, Inc.	(8)	First Lien Debt	S +	4.00%	8.60%	12/17/2027	497	496	496	0.35
Mobile Communications America, Inc.	(6) (7)	First Lien Debt	S +	5.50%	10.26%	10/16/2029	1,017	1,003	1,017	0.72
Mobile Communications America, Inc.	(6) (7) (13)	First Lien Debt	S +	5.50%	10.26%	10/16/2029	44	42	44	0.03
Mobile Communications America, Inc.	(6) (7) (13)	First Lien Debt	S +	5.50%	10.26%	10/16/2029	—	(2)	—	—
								1,539	1,557	1.10
Total Debt Investments								$221,063	$221,566	155.95%

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Investment	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (12)	Preferred Equity			9/5/2024	15	$147	$147	0.10%

Professional Services
Verdantas, LLC	(6) (12)	Common Equity			5/3/2024	796	1	1	—
Verdantas, LLC	(6) (12)	Preferred Equity	10.00%		5/3/2024	78,804	79	93	0.08
							80	94	0.08
Software
Reveal Data Solutions	(6) (12)	Common Equity			8/29/2023	12,307	16	20	0.01
Total Equity Investments							$243	$261	0.19%
Total Portfolio Investments							$221,306	$221,827	156.14%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2024, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2024, the Company is not an “affiliated person” of any of its portfolio companies.

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the SMBC Facility (as defined below). See Note 6 "Debt".
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2024. As of September 30, 2024, the reference rates for our variable rate loans were the 3-month E 3.28%, 1-month S at 4.85%, 3-month S at 4.59%, 6-month S at 4.25%, and the P at 8.00%.

(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound ("GBP"), or Canadian dollar ("CAD").

(5)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”), under the supervision of the Company’s Board of Directors (the “Board of Directors” or “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(7)	Loan includes interest rate floor of 1.00%.
(8)	Loan includes interest rate floor of 0.75%.
(9)	Loan includes interest rate floor of 0.50%.
(10)	Position or portion thereof unsettled as of September 30, 2024.
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024 non-qualifying assets represented 3.83% of total assets as calculated in accordance with regulatory requirements.

(12)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of September 30, 2024, the aggregate fair value of these securities is $261 or 0.18% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(13) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date started. See below for more information on the Company’s unfunded commitments as of September 30, 2024.

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/23/2026	$2,296	$(2)
AWP Group Holdings, Inc.	Revolver	12/23/2030	224	—
Any Hour, LLC	Delayed Draw Term Loan	5/23/2026	625	(10)
Any Hour, LLC	Revolver	5/23/2030	235	(4)
Aptean, Inc.	Delayed Draw Term Loan	1/30/2026	174	(1)
Aptean, Inc.	Revolver	1/30/2031	127	(1)
Arcoro Holdings Corp.	Revolver	3/28/2030	261	(3)
Artifact Bidco, Inc.	Delayed Draw Term Loan	5/22/2027	517	—
Artifact Bidco, Inc.	Revolver	7/26/2030	370	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	8/9/2026	3,367	(16)
Ascend Partner Services, LLC	Revolver	8/11/2031	673	(7)
Associations, Inc.	Delayed Draw Term Loan	7/3/2028	68	—
Associations, Inc.	Revolver	7/3/2028	54	—
AuditBoard, Inc.	Delayed Draw Term Loan	7/12/2026	1,714	(8)
AuditBoard, Inc.	Revolver	7/12/2031	686	(7)
Avalara, Inc.	Revolver	10/19/2028	109	—
Bradyifs Holdings, LLC	Delayed Draw Term Loan	10/31/2025	53	—
Bullhorn, Inc.	Delayed Draw Term Loan	5/11/2026	63	—
Bullhorn, Inc.	Revolver	10/1/2029	74	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	1/29/2026	310	(5)
COP Collisionright Parent, LLC	Revolver	1/29/2030	108	(2)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	706	(3)
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	235	(2)
Chase Intermediate, LLC	Delayed Draw Term Loan	8/31/2025	414	(2)
Chase Intermediate, LLC	Revolver	10/30/2028	35	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	687	(6)
Consor Intermediate II, LLC	Revolver	5/12/2031	183	(2)
Coupa Holdings, LLC	Delayed Draw Term Loan	8/27/2025	147	(1)
Coupa Holdings, LLC	Revolver	2/27/2029	112	(1)
Diligent Corporation	Delayed Draw Term Loan	4/30/2026	824	(3)
Diligent Corporation	Revolver	8/2/2030	549	(2)
Drivecentric Holdings, LLC	Revolver	8/15/2031	588	(6)
E-Discovery AcquireCo, LLC	Revolver	8/29/2029	42	—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	8/14/2025	588	—
EVDR Purchaser, Inc.	Revolver	2/14/2031	353	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/6/2026	160	(1)
Eclipse Buyer, Inc.	Revolver	9/6/2031	81	(1)

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Epicor Software Corporation	Delayed Draw Term Loan	5/30/2027	$53	$—
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	92	—
Essential Services Holding Corporation	Revolver	6/17/2030	58	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	65	—
Everbridge Holdings, LLC	Revolver	7/2/2031	43	—
Formstack Acquisition Co	Delayed Draw Term Loan	3/30/2026	561	(5)
Formstack Acquisition Co	Revolver	3/28/2030	375	(3)
Foundation Risk Partners Corp.	Revolver	10/29/2029	200	(1)
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	5/31/2026	2,000	(27)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/2/2025	335	(3)
GPS Merger Sub, LLC	Revolver	10/2/2029	268	(2)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	158	—
GS AcquisitionCo, Inc.	Revolver	5/25/2028	169	—
Galway Borrower, LLC	Delayed Draw Term Loan	4/28/2025	46	(1)
Gateway US Holdings, Inc.	Revolver	9/22/2026	54	—
Granicus, Inc.	Delayed Draw Term Loan	1/17/2026	838	(7)
Granicus, Inc.	Revolver	1/17/2031	220	—
GraphPad Software, LLC	Delayed Draw Term Loan	6/28/2026	98	—
GraphPad Software, LLC	Revolver	6/30/2031	41	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	6/28/2026	74	—
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	60	—
Helios Service Partners, LLC	Delayed Draw Term Loan	2/10/2025	485	(4)
Helios Service Partners, LLC	Revolver	3/19/2027	37	—
Hercules Borrower, LLC	Delayed Draw Term Loan	4/5/2026	2,300	(13)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/27/2026	784	(4)
High Street Buyer, Inc.	Delayed Draw Term Loan	3/11/2026	905	(6)
Hootsuite Inc.	Revolver	5/22/2030	300	(4)
Hyland Software, Inc.	Revolver	9/19/2029	136	—
Icefall Parent, Inc.	Revolver	1/25/2030	174	(4)
Imagine 360, LLC	Delayed Draw Term Loan	9/20/2026	458	(2)
Imagine 360, LLC	Revolver	10/2/2028	284	(3)
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	369	(3)
Inszone Mid, LLC	Revolver	11/12/2029	117	(1)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	48	—
Invictus Buyer, LLC	Delayed Draw Term Loan	6/3/2026	675	(4)
Invictus Buyer, LLC	Revolver	6/3/2031	250	(1)
Iris Buyer, LLC	Delayed Draw Term Loan	4/2/2025	68	(1)
Iris Buyer, LLC	Revolver	10/2/2029	199	(2)
KENG Acquisition, Inc.	Delayed Draw Term Loan	8/1/2025	121	—

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
KENG Acquisition, Inc.	Revolver	8/1/2029	$79	$—
LogRhythm, Inc.	Revolver	7/2/2029	136	(4)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	8/29/2026	912	(5)
MAI Capital Management Intermediate, LLC	Revolver	8/29/2031	344	(3)
MRI Software, LLC	Delayed Draw Term Loan	8/27/2026	38	—
MRI Software, LLC	Revolver	2/10/2027	176	—
Magneto Components Buyco, LLC	Delayed Draw Term Loan	6/5/2025	507	(3)
Magneto Components Buyco, LLC	Revolver	12/5/2029	423	(2)
Mantech International CP	Delayed Draw Term Loan	6/14/2025	290	—
Mantech International CP	Revolver	9/14/2028	227	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	286	—
Mobile Communications America, Inc.	Revolver	10/16/2029	165	—
Model N, Inc.	Delayed Draw Term Loan	6/26/2026	98	—
Model N, Inc.	Revolver	6/27/2031	52	—
Nasuni Corporation	Revolver	9/10/2030	862	(13)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	521	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	228	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2025	251	—
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	4/23/2026	269	(2)
Project Potter Buyer, LLC	Revolver	4/23/2026	150	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	5/24/2026	659	—
Pye-Barker Fire & Safety, LLC	Revolver	5/24/2030	213	—
RFS Opco, LLC	Revolver	4/4/2029	1,500	(14)
RSC Acquisition, Inc.	Delayed Draw Term Loan	2/14/2025	4	—
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/30/2027	1,181	(9)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	335	(5)
Routeware, Inc.	Delayed Draw Term Loan	9/18/2026	1,477	(7)
Routeware, Inc.	Revolver	9/18/2031	341	(3)
SV Newco 2, Inc.	Delayed Draw Term Loan	5/31/2026	938	(13)
SV Newco 2, Inc.	Revolver	6/2/2031	563	(8)
Sonny's Enterprises, LLC	Revolver	8/5/2027	145	(1)
Superman Holdings, LLC	Delayed Draw Term Loan	8/28/2026	874	(2)
Superman Holdings, LLC	Revolver	8/29/2031	387	(2)
Tank Holding Corp.	Delayed Draw Term Loan	11/22/2025	75	(1)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	6/19/2025	362	(2)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	261	(2)
Transit Technologies, LLC	Delayed Draw Term Loan	8/20/2026	909	(5)
Transit Technologies, LLC	Revolver	8/20/2030	546	(5)
Trintech, Inc.	Revolver	7/25/2029	102	(2)

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
VRC Companies, LLC	Delayed Draw Term Loan	8/15/2025	$48	$—
VRC Companies, LLC	Revolver	6/29/2027	59	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/5/2025	1,729	(14)
Vehlo Purchaser, LLC	Revolver	5/24/2028	15	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	9/27/2026	553	(3)
Verdantas, LLC	Revolver	5/6/2030	292	(4)
Vertex Service Partners, LLC	Delayed Draw Term Loan	11/8/2025	5	—
Vertex Service Partners, LLC	Revolver	11/8/2030	70	(1)
YI, LLC	Delayed Draw Term Loan	6/1/2025	356	(1)
YI, LLC	Revolver	12/3/2029	267	(1)
iCIMS, Inc.	Delayed Draw Term Loan	10/23/2024	157	—
iCIMS, Inc.	Revolver	8/18/2028	59	—
Total First Lien Debt Unfunded Commitments			$51,826	$(334)
Total Unfunded Commitments			$51,826	$(334)

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
September 30, 2024
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
The Company was formed as a Delaware limited liability company on November 30, 2022 with the name “PIF 2 LLC.” The Company changed its name to “North Haven Private Income Fund A LLC” on January 9, 2023. The Company commenced operations on July 17, 2023. The Company is externally managed by MS Capital Partners Adviser Inc., an indirect wholly owned subsidiary of Morgan Stanley (the “Adviser” or “Investment Adviser”). The Investment Adviser is an indirect, wholly owned subsidiary of Morgan Stanley.
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
As of September 30, 2024 and December 31, 2023, the Company had no investments on non-accrual status.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For both the three and nine months ended September 30, 2024 and September 30, 2023, the Company did not accrue any U.S. federal excise tax.
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

(3)RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On January 31, 2023, the Company entered into an investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”). The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or the Company’s unitholders, including, in each case, a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The renewal of the Investment Advisory Agreement was most recently approved in August 2024.
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
For the three and nine months ended September 30, 2024, base management fees were $423 and $931, respectively, and the Investment Adviser irrevocably agreed to waive $423 and $931, respectively. For the three and nine months ended September 30, 2023, base management fees were $68 and $68, respectively, and the Investment Adviser irrevocably agreed to waive $68 and $68, respectively. As of September 30, 2024 and December 31, 2023, $— and $— was payable to the Investment Adviser relating to base management fees.
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

For the three and nine months ended September 30, 2024, income-based incentive fees were $499, and $1,004, respectively, and the Investment Adviser irrevocably agreed to waive $499, and $1,004, respectively. For the three and nine months ended September 30, 2023, income-based incentive fees were $—, and $—, respectively. Any income-based incentive fees waived are not subject to recoupment by the Adviser.
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
For the three and nine months ended September 30, 2024, capital gains incentive fees accrued to the Investment Adviser were $6 and $46, respectively. For the three and nine months ended September 30, 2023, capital gains incentive fees accrued to the Investment Adviser were $11 and $11, respectively.
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
For the three and nine months ended September 30, 2024, the Company incurred $(6) and $58, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Company incurred $9 and $9, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of September 30, 2024 and December 31, 2023 was $23 and $27, respectively.
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
For the three and nine months ended September 30, 2024, there were $— and $325, respectively, of Expense Payments under the Expense Support Agreement, which were recorded in expense support on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, there were $555 and $555, respectively, of Expense Payments under the Expense Support Agreement, which were recorded in expense support on the Consolidated Statements of Operations.
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
(4) INVESTMENTS
The composition of the Company’s investment portfolio was as follows:

	September 30, 2024			December 31, 2023(2)
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$220,458	$220,959	99.6%	$51,370	$51,529	100.0%
Other Debt Investments	605	607	0.3	—	—	—
Equity	243	261	0.1	16	16	—	(1)
Total	$221,306	$221,827	100.0%	$51,386	$51,545	100.0%
(1) Amount rounds to less then.0.0%
(2) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statement of Financial Condition as of December 31, 2023
The industry composition of investments at fair value was as follows:

	September 30, 2024	December 31, 2023
Aerospace & Defense	1.3%	—%
Automobile Components	0.4	1.6
Automobiles	3.4	3.7
Beverages	0.4	—
Biotechnology	3.4	—
Building Products	3.1	—
Chemicals	1.3	5.5
Commercial Services & Supplies	12.2	9.4
Construction & Engineering	2.0	0.8
Consumer Staples Distribution & Retail	1.0	—
Containers & Packaging	1.0	3.6
Distributors	1.3	5.4
Diversified Consumer Services	8.1	0.9
Electronic Equipment, Instruments & Components	2.5	10.6
Financial Services	2.2	3.6
Ground Transportation	0.7	—
Health Care Equipment & Supplies	2.0	5.8
Health Care Providers & Services	4.5	9.3
Health Care Technology	2.2	3.6
Household Products	0.4	—
Industrial Conglomerates	0.6	—
Insurance Services	10.1	13.9
IT Services	3.7	—

Leisure Products	0.2	—
Life Sciences Tools & Services	3.1	—
Machinery	1.0	—	(1)
Multi-Utilities	0.8	2.2
Professional Services	4.0	5.3
Real Estate Management & Development	3.0	6.7
Software	19.2	6.2
Specialty Retail	0.2	—
Wireless Telecommunication Services	0.7	1.9
Total	100.0%	100.0%
(1) Amount rounds to less than 0.0%.
The geographic composition of investments at cost and fair value was as follows:

	September 30, 2024			December 31, 2023
Geographic	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Canada	$5,917	$5,939	2.7%	$1,808	$1,841	3.6%
United States	215,389	215,888	97.3	49,578	49,704	96.4
Total	$221,306	$221,827	100.0%	$51,386	$51,545	100.0%

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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of the investments as of:

	September 30, 2024				December 31, 2023(1)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$22,627	$198,332	$220,959	$—	$1,900	$49,629	$51,529
Other Debt Investments	—	—	607	607	—	—	—	—
Equity	—	—	261	261	—	—	16	16
Total	$—	$22,627	$199,200	$221,827	$—	$1,900	$49,645	$51,545
(1) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statement of Financial Condition as of December 31, 2023.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2024:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$147,512	$585	$97	$148,194
Purchases of investments (1)	60,800	—	146	60,946
Proceeds from principal repayments and sales of investments (2)	(9,318)	—	—	(9,318)
Accretion of discount/amortization of premium	161	—	—	161
Payment-in-kind	31	20	—	51
Net change in unrealized appreciation (depreciation)	136	2	18	156
Net realized gains (losses)	5	—	—	5
Transfers into/out of Level 3 (3)	(995)	—	—	(995)
Fair value, end of period	$198,332	$607	$261	$199,200

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2024	$133	$2	$18	$153
(1) Purchases may include investments received in corporate actions and restructurings.
(2) Sales may include investments delivered in corporate actions and restructurings.
(3) Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2024:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$49,629	$—	$16	$49,645
Purchases of investments (1)	160,610	577	226	161,413
Proceeds from principal repayments and sales of investments (2)	(11,891)	—	—	(11,891)
Accretion of discount/amortization of premium	316	—	—	316
Payment-in-kind	77	28	—	105
Net change in unrealized appreciation (depreciation)	510	2	19	531
Net realized gains (losses)	5	—	—	5
Transfers into/out of Level 3 (3)	(924)	—	—	(924)
Fair value, end of period	$198,332	$607	$261	$199,200

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2024	$502	$2	$19	$523
(1) Purchases may include investments received in corporate actions and restructurings.
(2) Sales may include investments delivered in corporate actions and restructurings.
(3) Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2023:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments	35,501	16	—	35,517
Proceeds from principal repayments and sales of investments	(2,034)	—	—	(2,034)
Accretion of discount/amortization of premium	34	—	—	34
Payment-in-kind	—	—	—	—
Net change in unrealized appreciation (depreciation)	86	—	—	86
Transfers into/out of Level 3	—	—	—	—
Fair value, end of period	$33,587	$16	$—	$33,603

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2023	$86	$—	$—	$86
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2023:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments	35,501	16	—	35,517
Proceeds from principal repayments and sales of investments	(2,034)	—	—	(2,034)
Accretion of discount/amortization of premium	34	—	—	34
Payment-in-kind	—	—	—	—
Net change in unrealized appreciation (depreciation)	86	—	—	86
Transfers into/out of Level 3	—	—	—	—
Fair value, end of period	$33,587	$16	$—	$33,603

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2023	$86	$—	$—	$86
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2024 and December 31, 2023, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2024
	Fair Value	Valuation Technique (3)	Significant Unobservable Input	Range		Weighted Average (1) (2)
				Low	High
Investments in first lien debt	$198,332	Yield Analysis	Discount Rate	7.79%	14.12%	9.15%
Investments in other securities:
Other debt	607	Yield Analysis	Discount Rate			9.90%
Preferred equity	240	Income Approach	Discount Rate	9.88%	13.60%	12.15%
Common equity	1	Market Approach	EBITDA Multiple			15.00x
	20	Market Approach	Revenue Multiple			7.58x
Total investment in other securities	868
Total Investments	$199,200

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

(3) During the nine months ended September 30, 2024, no positions transitioned valuation techniques or valuation approaches.

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

		September 30, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
SMBC Facility	3	$74,400	$74,400	$11,000	$11,000
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)DEBT
The Company’s outstanding debt obligations were as follows:

	September 30, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility	$315,000	$74,400	$240,600	$100,000	$11,000	$89,000
SMBC Facility
On July 19, 2023, the Company entered into a Senior Secured Revolving Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “SMBC Facility”) with the Company, as a borrower, Sumitomo Mitsui Banking Corporation (“SMBC”), as administrative agent, lead arranger, and sole bookrunner, and the lenders from time to time party thereto. Pursuant to the SMBC Facility, the lenders have agreed to extend credit to the Company in an aggregate principal amount of up to $315,000, subject to availability under a borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the SMBC Facility may be increased to $500,000 through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The availability period of the SMBC Facility will terminate on July 25, 2028 and will mature on July 25, 2029.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the SMBC Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greater of (a) zero and (b) the highest of (i) the prime rate as publicly announced by The Wall Street Journal, (ii) the sum of the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus 0.5%, and (iii) the rate per annum equal to 1% plus (x) the greater of (A) Term SOFR and (B) zero) plus 1.00% or 1.125%, based on certain borrowing base conditions and (y) for loans for which the Company elects the SOFR option, Term SOFR for such interest period, plus 2.125% or 2.25%, depending on certain borrowing base conditions. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of September 30, 2024, the Company was in compliance with all covenants and other requirements of the SMBC Facility.

The summary information of the SMBC Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$1,119	$237	$1,258	$237
Facility unused commitment fees	189	68	372	68
Amortization of deferred financing costs	122	37	254	37
Total	$1,430	$342	$1,884	$342
Weighted average interest rate(1)	7.58%	9.62%	7.68%	9.62%
Weighted average effective interest rate(2)	8.41%	11.12%	9.23%	11.12%
Weighted average outstanding balance	$57,746	$11,959	$21,531	$11,959
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2024 and December 31, 2023, the Company had $51,826 and $13,358, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans.
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
(8)MEMBERS’ CAPITAL
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	September 30, 2024	December 31, 2023
Net distributable earnings, beginning of period	$354	$(194)
Net investment income (loss)	8,305	1,527
Net realized gain (loss)	7	—
Net unrealized appreciation (depreciation)	362	159
Distributions declared	(7,478)	(1,340)
Tax reclassification of unitholders' equity	—	202
Net distributable earnings, end of period	$1,550	$354

The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the nine months ended September 30, 2024 and 2023:

Unit Issuance Date	Class I Units Issued	Proceeds Received
For the nine months ended September 30, 2024
January 01, 2024	918,507	$18,462
February 01, 2024	366,271	7,373
March 01, 2024	487,396	9,826
April 01, 2024	583,000	11,736
May 01, 2024	524,319	10,555
June 01, 2024	997,355	20,147
July 01, 2024	444,009	8,969
August 01, 2024	277,270	5,606
September 01, 2024	446,941	9,059
Total	5,045,068	$101,733
For the nine months ended September 30, 2023
July 17, 2023	1,296,063	$25,921
August 01, 2023	8,989	180
September 01, 2023	74,737	1,494
Total	1,379,789	$27,595
The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the nine months ended September 30, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1591	$490
February 27, 2024	February 29, 2024	March 05, 2024	0.1593	551
March 25, 2024	March 31, 2024	April 04, 2024	0.1596	631
April 25, 2024	April 30, 2024	May 03, 2024	0.1594	721
May 28, 2024	May 31, 2024	June 05, 2024	0.1594	809
June 25, 2024	June 30, 2024	July 03, 2024	0.1599	974
July 25, 2024	July 31, 2024	August 05, 2024	0.1599	1,042
August 27, 2024	August 31, 2024	September 05, 2024	0.1601	1,091
September 24, 2024	September 30, 2024	October 03, 2024	0.1605	1,169
Total Distributions			$1.4372	$7,478
For the nine months ended September 30, 2023
August 30, 2023	August 31, 2023	September 06, 2023	$0.1498	$196
September 26, 2023	September 30, 2023	October 04, 2023	0.1582	219
Total Distributions			$0.3080	$415
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

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during for the nine months ended September 30, 2024 and 2023:

Payment Date	DRIP Units Issued	DRIP Units Value
For the nine months ended September 30, 2024
January 04, 2024	4,483	$90
February 05, 2024	9,919	200
March 05, 2024	11,682	236
April 04, 2024	13,050	263
May 03, 2024	14,667	295
June 05, 2024	18,143	366
July 03, 2024	20,287	410
August 05, 2024	21,181	428
September 05, 2024	22,357	453
Total	135,769	$2,741
For the nine months ended September 30, 2023
September 06, 2023	974	$19
Total	974	$19
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
The following table further summarizes the unit repurchases completed for the nine months ended September 30, 2024:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 05, 2024	5.00%	$20.13	March 31, 2024	$351	17,435	0.81%	—
June 08, 2024	5.00%	$20.20	June 30, 2024	791	39,147	0.99%	—
September 07, 2024	5.00%	$20.31	September 30, 2024	5,824	286,775	4.74%	—
Total				$6,966	343,357
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.

(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings per Unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net increase (decrease) in Members' Capital from operations	$4,033	$899	$8,674	$718
Weighted average Units outstanding	6,860,089	1,334,349	5,201,659	1,334,349
Basic and diluted earnings (loss) per Unit	$0.59	$0.67	$1.67	$0.54
(10)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights:

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Per Unit Data:(1)
Net asset value, beginning of period	$20.10	$20.00
Net investment income (loss)	1.60	0.47
Net unrealized and realized gain (loss)(2)	0.05	(0.08)
Net increase (decrease) in net assets resulting from operations	1.65	0.39
Distributions declared	(1.44)	(0.31)
Total increase (decrease) in net assets	0.21	0.08
Net asset value, end of period	$20.31	$20.08
Units outstanding, end of period	6,995,354	1,382,018
Weighted average units outstanding(4)	5,201,659	1,334,349
Total return based on net asset value(3)	8.50%	1.95%
Ratio/Supplemental Data:
Members' Capital, end of period	$142,072	$27,749
Ratio of expenses before waivers to average Members' Capital(5)	5.71%	11.93%
Ratio of net expenses to average Members’ Capital(5)	3.23%	0.80%
Ratio of net investment income to average Members’ Capital(5)	10.66%	14.51%
Asset coverage ratio(6)	290.96%	254.16%
Portfolio turnover rate	10.05%	5.93%
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
(6) Effective January 31, 2023, in accordance with Section 61(a)(2) of the 1940 Act, with certain limited exceptions, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to January 31, 2023, in accordance with the 1940 Act, with certain limited exceptions, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing.
(11)SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
October Issuances and Distribution Declarations
Pursuant to the Company’s continuous private offering, the Company issued approximately 715,250 Units for an aggregate offering price of $14.5 million effective October 1, 2024.
On October 25, 2024, the Company declared a distribution to unitholders of record in the amount of $0.1608 per unit and payable on November 5, 2024 to unitholders of record as of October 31, 2024.
November Issuances

Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the Company’s Units for an aggregate offering price of $19.7 million effective November 1, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per unit amounts, unless otherwise indicated)
In this Quarterly Report on Form 10-Q, or this “Report,” except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to North Haven Private Income Fund A LLC and its consolidated subsidiaries. This Report, including the documents we incorporate by reference into this Report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. Morgan Stanley has no history of financially supporting any business development company (“BDC”) on the MS Private Credit platform, even during periods of financial distress. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential”, “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
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
PORTFOLIO AND INVESTMENT ACTIVITY
Our portfolio is presented below:

	September 30, 2024			December 31, 2023(2)
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$220,458	$220,959	99.6%	$51,370	$51,529	100.0%
Other Debt Investments	605	607	0.3	—	—	—
Equity	243	261	0.1	16	16	—	(1)
Total	$221,306	$221,827	100.0%	$51,386	$51,545	100.0%
(1) Amount rounds to less than 0.0%.
(2) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statements of Financial Condition as of December 31, 2023.
Our debt portfolio (excluding our liquid loan portfolio) displayed the following characteristics of each of our investments1,2, unless otherwise noted:

	As of
	September 30, 2024	December 31, 2023
Number of portfolio companies	112	41
Percentage of debt investments bearing a floating rate, at fair value	99.7%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.3%	—%
Weighted average yield on debt and income producing investments, at cost(3)	10.3%	12.3%
Weighted average yield on debt and income producing investments, at fair value(3)	10.3%	12.2%
Weighted average 12-month EBITDA	$166.2	$207.0
Weighted average net leverage through tranche(4)	6.1x	6.0x
Weighted average interest coverage(5)	1.6x	1.5x
Weighted average loan to value(6)	40.4%	45.2%
Percentage of debt investments with one or more financial covenants	52.6%	68.1%
Percentage of our debt investments that are sponsor backed	99.6%	97.9%
Percentage of loans and other debt in support of LBOs and acquisitions	61.4%	66.7%
Percentage of our debt portfolio subject to business cycle volatility	4.5%	1.6%
Percentage of our total portfolio on non-accrual, at cost	—%	—%
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
(3) Computed as (a) the annual stated spread, plus applicable reference rate, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
(4) Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche that the Company is a lender, excluding recurring revenue investments.
(5) Interest coverage for a particular portfolio company is calculated by taking credit agreement EBITDA and dividing by annualized latest reported interest expense. Total interest coverage is calculated on a weighted average basis based on total gross debt commitments (funded and unfunded). Calculation excludes recurring revenue deals which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.
(6) Calculated using total outstanding debt through the tranche that the Company is a lender divided by total enterprise value from the private equity sponsor or market comparables.

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	September 30, 2024	September 30, 2023
New investments committed
Gross Principal Balance(1)	$78,635	$46,824
Net New Investments Committed	$78,635	$46,824
Investments, at cost
Investments, beginning of period	$170,042	$—
New investments purchased	60,894	37,447
Net accretion of discount on investments	164	37
Payment-in-kind	52	—
Net realized gain (loss) on investments	7	—
Investments sold or repaid	(9,853)	(2,039)
Investments, end of period	$221,306	$35,445
Principal amount of investments funded
First lien debt	61,406	38,217
Equity(2)	—	16
Total	$61,406	$38,233
Amount of investments sold/fully repaid, at principal
First lien debt investments	$9,853	$1,900
Total	$9,853	$1,900
Number of new investment commitments in portfolio companies	14	30
Number of investment commitments exited or fully repaid	1	1
(1)    Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)    Amount rounds to zero.
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	September 30, 2024		December 31, 2023
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	—%	$—	—%
Risk rating 2	221,827	100.0	51,545	100.0
Risk rating 3	—	—	—	—
Risk rating 4	—	—	—	—
	$221,827	100.0%	$51,545	100.0%
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total investment income	$5,641	$856	$10,744	$856
Less: Net expenses	1,657	44	2,439	225
Net investment income (loss)	3,984	812	8,305	631
Net change in unrealized appreciation (depreciation)	42	87	362	87
Net realized gain (loss)	7	—	7	—
Net increase (decrease) in Members' Capital resulting from operations	$4,033	$899	$8,674	$718
Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income:
Interest income	$5,366	$822	$10,272	$822
Payment-in-kind	58	3	109	3
Other income	217	31	363	31
Total Investment Income	$5,641	$856	$10,744	$856
In the table above, total investment income increased from $856 and $856 for the three and nine months ended September 30, 2023 to $5,641 and $10,744 for the three and nine months ended September 30, 2024. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at cost increased from $35,445 as of September 30, 2023 to $221,306 as of September 30, 2024.

Expenses
Expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Expenses:
Interest and other financing expenses	$1,430	$342	$1,884	$342
Management fees	423	68	931	68
Income based incentive fees	499	—	1,004	—
Capital gains incentive fees	6	11	46	11
Professional fees	185	134	608	134
Directors' fees	27	26	79	26
Administrative service fees	(6)	9	58	9
Organization and offering costs	7	36	54	217
General and other expenses	8	41	35	41
Total expenses	$2,579	$667	$4,699	$848
Income based incentive fee waiver (Note 3)	(499)	—	(1,004)	—
Expense support (Note 3)	—	(555)	(325)	(555)
Management fees waiver (Note 3)	(423)	(68)	(931)	(68)
Net expenses	$1,657	$44	$2,439	$225
Interest and Other Financing Expenses
•In the table above, interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, increased from $342 and $342 for the three and nine months ended September 30, 2023, respectively, to $1,430 and $1,884 for the three and nine months ended September 30, 2024, respectively. The increase was primarily driven by our increased borrowings. Our debt outstanding (at par) increased from $18,000 as of September 30, 2023 to $74,400 as of September 30, 2024.
•Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $1,884 and $342 for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily due to higher average borrowings outstanding. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the nine months ended September 30, 2024 and 2023 were 9.23% and 11.12%, respectively.
•For both the three and nine months ended September 30, 2024, management fees net of waiver was $—. The Adviser has agreed to irrevocably waive the base management fee through September 30, 2024 and such waiver is not subject to recapture.
Incentive Fee
•For both the three and nine months ended September 30, 2024, income-based incentive fees net of waiver was $—. The Adviser has agreed to irrevocably waive the income-based incentive fee through September 30, 2024 and such waiver is not subject to recapture. For the three and nine months ended September 30, 2024, capital gains incentive fees accrued to the Investment Adviser were $6 and $46, respectively.
Professional Fees, Administrative Service Fee and Other Expenses
•Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company which include costs of a financial printer utilized for certain preparation, printing and distribution services related to the offering materials.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$7	$—	$7	$—
Foreign currency and other transactions	—	—	—	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$42	$87	$362	$87
Net realized and unrealized gain (loss)	$49	$87	$369	$87
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
As of September 30, 2024, we had approximately $17.8 million of cash, which taken together with our approximately $240.6 million of availability under the SMBC Facility (subject to borrowing base availability) (as defined in Note 6. “Debt” in the notes to the accompanying audited consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of September 30, 2024, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $51.8 million.
Unregistered Sales of Equity Securities
For the nine months ended September 30, 2024, total Units issued and proceeds received were as follows:

Unit Issuance Date	Class I Units Issued	Proceeds Received
For the nine months ended September 30, 2024
January 01, 2024	918,507	$18,462
February 01, 2024	366,271	7,373
March 01, 2024	487,396	9,826
April 01, 2024	583,000	11,736
May 01, 2024	524,319	10,555
June 01, 2024	997,355	20,147
July 01, 2024	444,009	8,969
August 01, 2024	277,270	5,606
September 01, 2024	446,941	9,059
Total	5,045,068	$101,733
For the nine months ended September 30, 2023
July 17, 2023	1,296,063	$25,921
August 01, 2023	8,989	180
September 01, 2023	74,737	1,494
Total	1,379,789	$27,595

.Distribution Reinvestment
The following table summarizes our distributions declared and payable for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the nine months ended September 30, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1591	$490
February 27, 2024	February 29, 2024	March 05, 2024	0.1593	551
March 25, 2024	March 31, 2024	April 04, 2024	0.1596	631
April 25, 2024	April 30, 2024	May 03, 2024	0.1594	721
May 28, 2024	May 31, 2024	June 05, 2024	0.1594	809
June 25, 2024	June 30, 2024	July 03, 2024	0.1599	974
July 25, 2024	July 31, 2024	August 05, 2024	0.1599	1,042
August 27, 2024	August 31, 2024	September 05, 2024	0.1601	1,091
September 24, 2024	September 30, 2024	October 03, 2024	0.1605	1,169
Total Distributions			$1.4372	$7,478
For the nine months ended September 30, 2023
August 30, 2023	August 31, 2023	September 06, 2023	$0.1498	$196
September 26, 2023	September 30, 2023	October 04, 2023	0.1582	219
Total Distributions			$0.3080	$415
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
The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during for the nine months ended September 30, 2024:

Payment Date	DRIP Units Issued	DRIP Units Value
For the nine months ended September 30, 2024
January 04, 2024	4,483	$90
February 05, 2024	9,919	200
March 05, 2024	11,682	236
April 04, 2024	13,050	263
May 03, 2024	14,667	295
June 05, 2024	18,143	366
July 03, 2024	20,287	410
August 05, 2024	21,181	428
September 05, 2024	22,357	453
Total	135,769	$2,741
For the nine months ended September 30, 2023
August 30, 2023	974	19
Total	974	$19
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

The following table further summarizes the unit repurchases completed for the nine months ended September 30, 2024:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 05, 2024	5.00%	$20.13	March 31, 2024	$351	17,435	0.81%	—
June 08, 2024	5.00%	$20.20	June 30, 2024	791	39,147	0.99%	—
September 07, 2024	5.00%	$20.31	September 30, 2024	5,824	286,775	4.74%	—
Total				$6,966	343,357
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
Debt
Our outstanding debt obligations were as follows:

	September 30, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility	$315,000	$74,400	$240,600	$100,000	$11,000	$89,000
For further details, see Note 6 “Debt” to our consolidated financial statements included in this Report.
RECENT DEVELOPMENTS
October Issuances and Distribution Declarations
Pursuant to our continuous private offering, we issued approximately 715,250 Units for an aggregate offering price of $14.5 million effective October 1, 2024.
On October 25, 2024, we declared a distribution to unitholders of record in the amount of $0.1608 per unit and payable on November 5, 2024 to unitholders of record as of October 31, 2024.
November Issuances
Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $19.7 million effective November 1, 2024.
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

As of September 30, 2024, approximately 99.7% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2024) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$6,685	$(2,322)	$4,363
Up 200 basis points	$4,457	$(1,548)	$2,909
Up 100 basis points	$2,228	$(774)	$1,454
Up 25 basis points	$557	$(194)	$363
Down 25 basis points	$(557)	$194	$(363)
Down 100 basis points	$(2,228)	$774	$(1,454)
Down 200 basis points	$(4,457)	$1,548	$(2,909)
Down 300 basis points	$(6,685)	$2,322	$(4,363)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements and Supplementary Data” of this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors disclosed below and previously disclosed under Item 1A of the Form 10-K and under Item 1A in our quarterly report on Form 10-Q for the quarter ended March 31, 2024, which could materially affect our business, financial condition and/or operating results. The risks disclosed below and disclosed in the Form 10-K and in our quarterly report on Form 10-Q for the quarter ended March 31, 2024 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
We may be subject to risks associated with our investments in the commercial services and supplies industry.
We could invest in portfolio companies in the commercial services and supply industry and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example, the operating results and financial condition of our portfolio companies in the commercial services and supplies industry could be adversely affected due to a number of factors, including but not limited to a decrease in demand for their services or supplies relating to seasonality or market forces and various other factors. In addition, there are risks involved with sales, marketing, managerial and related capabilities of our portfolio companies in the commercial services and supplies industry. For example, recruiting and training a workforce is expensive and time-consuming and could delay the provision of commercial services, result in diminished services, or delay the delivery of supplies. If our portfolio companies in the commercial services and supplies industry fail to devote resources and attention to sell and market their services or products effectively, they could fail to generate sufficient revenues and reach or sustain profitability and to repay interest or principal on our debt investments. Any of these factors could affect our portfolio company investments and, in turn, materially adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Form 10-K and our Current Reports on Form 8-K filed on July 30, 2024, August 28, 2024 and September 26, 2024 for the issuance of our Units for the three months ended September 30, 2024. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
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
On August 8, 2024, we announced a quarterly tender offer that commenced on August 9, 2024 and ended at 12:01 a.m., Eastern Time, on September 7, 2024 (the “Offer”). Because there is no secondary trading market for our Units, our Board of Directors determined, after consideration of various matters, that the Offer was in the best interests of unitholders in order to provide liquidity for our unitholders. Approximately 286,775 of our Units were validly tendered and not withdrawn prior to the expiration of the Offer. The Units were repurchased at a price of $20.31 per Unit, which represents the net asset value per Unit as of September 30, 2024.

The following table sets forth information regarding repurchases of Units during the three months ended September 30, 2024:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Share Repurchased	Aggregate Dollar Amount of Shares Accepted for Repurchase (in thousands)
August 9, 2024	September 7, 2024	$20.31	286,775	$5,824

The payment of the purchase price of the Units tendered was promptly made in cash issued to the unitholders whose tenders were accepted for purchase by us in accordance with the terms of the Offer.
Item 3: Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits and Financial Statement Schedules
.(a) Exhibits
The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1
Second Amendment to senior secured revolving credit agreement, dated as of July 25, 2024, is entered into among North Haven Private Income Fund A LLC, a Delaware limited liability company, the lenders party hereto and Sumitomo Mitsui Banking Corporation, as Administrative Agent.(1)

10.2
Joinder Agreement, dated as of August 9, 2024, by MUFG Bank, Ltd., as assuming lender, in favor of North Haven Private Income Fund A LLC, as borrower, and Sumitomo Mitsui Banking Corporation, as administrative agent. (2)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on July 30, 2024 (File No. 000-56571).
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed by the Company on August 13, 2024 (File No. 000-56571).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Private Income Fund A LLC
Dated: November 12, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2024	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)