Form 10-K
period 2024-12-31
North Haven Private Income Fund A LLC
filed 2025-03-04
CIK 1973476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of June 30, 2024, there was no established public market for the registrant’s limited liability company units.
The number of the registrant’s Class I Units outstanding at March 4, 2025 was 10,443,982.
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
•the terms “Morgan Stanley” or the “Firm” refer to Morgan Stanley (NYSE: MS) and its consolidated subsidiaries. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. Morgan Stanley has no history of financially supporting any of the other MS BDCs, even during periods of financial distress;
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
•the term “Units” refers to our Class I Units; and
•references to “this Form 10-K” and “this report” are to this Annual Report on Form 10-K for the year ended December 31, 2024.

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
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events and natural disasters;
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
•disruptions related to tariffs and other trade or sanctions issues;
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

PART I
Item 1. Business
We are a Delaware limited liability company formed on November 30, 2022 and structured as a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are a private, perpetual-life BDC, which is a BDC whose units are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose units are intended to be sold by us monthly on a continuous basis at a price generally equal to our monthly net asset value per Unit. We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. We are externally managed by the Adviser, an indirect wholly owned subsidiary of Morgan Stanley. We are not a subsidiary of, or consolidated with, Morgan Stanley.
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
Our investment approach is focused on long-term credit performance, risk mitigation and preservation of principal. Utilizing our proprietary investment approach, we intend to execute on our investment objective by (1) utilizing the Adviser’s and the Firm’s longstanding and deep relationships with middle-market companies, private equity sponsors, commercial and investment banks, industry executives and financial intermediaries to provide a strong pipeline of investment opportunities, (2) implementing the Adviser’s rigorous, fundamentals-driven and disciplined investment and risk management process, (3) utilizing the investment committee’s extensive experience in credit and principal investing, credit analysis and structuring and (4) accessing Morgan Stanley’s global resources.
By leveraging the established origination and underwriting capabilities within the MS Private Credit platform and targeting an attractive investing area in the U.S. middle-market, we believe we are able to offer attractive risk-adjusted returns to our investors. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of recent market volatility. We believe the current market environment continues to be attractive and offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, including the current economic environment, and deal flow.
The Adviser
Morgan Stanley launched its private credit platform in 2010. The private credit platform includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a platform that we believe is well positioned to provide scale and flexible financing solutions to borrowers, maximize deal origination and enhance the ability to generate attractive risk adjusted returns for our unitholders. These strategies include MS Private Credit, European private credit and tactical credit.
Our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the MS BDCs, and managed approximately $23.5 billion in committed capital1 as of February 1, 2025.
1Committed capital is calculated as aggregate capital commitments received and total committed leverage within each of the funds or accounts with exception for funds past their investment period, where committed capital is calculated as invested capital.
MS Private Credit’s primary areas of focus include:
•Direct Lending. The Direct Lending strategy includes us, the other MS BDCs and other funds and separately managed accounts. Investments made primarily in directly originated first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock issued by U.S. middle-market companies owned by private equity firms, typically, although not always, with annual EBITDA of up to $200 million. As of February 1, 2025, Direct Lending managed approximately $20.5 billion in committed capital.
•Opportunistic Credit. Investments made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments included in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value. Investments are made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock and common stock issued by U.S. middle-market companies, typically, although not always, with annual EBITDA of $10 million to $100+ million. As of February 1, 2025, Opportunistic Credit managed approximately $3.0 billion in committed capital.
Our Adviser’s investment committee servicing us, or the Investment Committee, is comprised of ten senior investment professionals of IM and is chaired by Jeffrey S. Levin, our Chief Executive Officer and a member of our Board of Directors. The Investment Committee members have an average of 25 years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments, including the global financial crisis of 2008. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
Our Adviser is served by experienced investment professionals, or the Investment Team, within the MS Private Credit platform. The Investment Team is responsible for origination, due diligence, underwriting, structuring and monitoring each investment throughout its life cycle. In addition to our executive officers and their support teams, the MS Private Credit platform is supported by numerous professionals in legal, compliance, risk management, finance, accounting and tax who help support the platform by providing guidance on our operations.
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

IM is a global investment manager, delivering innovative investment solutions across public and private markets. As of December 31, 2024, IM managed approximately $1.7 trillion in assets under management across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds.
Expense Support and Conditional Reimbursement Agreement

We have entered into the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain of our expenses on our behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any of our interest expense and/or distributions. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates. Any reimbursement to the Adviser pursuant to the terms of the Expense Support Agreement would be our expense and would ultimately be borne by our unitholders.

The Expense Support Agreement may require the Company to repay the Adviser for previously waived reimbursement of Expense Payments under certain circumstances. The previously waived expenses are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of the relevant waiver.
The Administrator
Our Administrator, an indirect, wholly owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate pursuant to an administration agreement, dated January 31, 2023 between us and the Administrator (the “Administration Agreement”). The Administration Agreement was most recently re-approved in August 2024.
We do not currently have any employees. We pay no compensation directly to any interested director or executive officer of the Company. We pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer. Our Administrator is reimbursed for certain expenses it incurs on our behalf, which expenses are ultimately borne by our unitholders. Our Administrator reserves the right to waive all or part of any reimbursements due from us at its sole discretion. See “–Administration Agreement” below for a discussion of the expenses that we reimburse to the Administrator (subject to the review and approval of our Independent Directors (as defined below)).
Investments
As of December 31, 2024, we had investments in 128 portfolio companies across 36 industries. Based on fair value as of December 31, 2024, approximately 99.8% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors for the applicable reference rate. As of December 31, 2024, our weighted average total yield of investments in debt securities at amortized cost was 9.7%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2024.
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

We have created what we believe is a defensive portfolio of investments that is anchored in first lien senior secured loans and focused on generally avoiding issuer or industry concentration in order to mitigate risk and achieve our investment objective. We focus primarily on U.S. middle-market companies. However, to the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including the United Kingdom and countries that are members of the European Union, as well as Canada, Australia and Japan. Our investment strategy is predicated on seeking to lend to companies with proven management teams in what we believe to be non-cyclical industry sectors. Additionally, we typically avoid direct exposure to investments in certain sectors such as in companies whose primary revenues are related to retail, restaurants, energy, alcohol, tobacco, and pornography, and the avoidance of investments in such sectors is separate and apart from ESG (as defined below) considerations described below. See “—Investment Process—Due Diligence & Structuring” below.
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

We expect that over the long term, our investments will consist primarily of first lien senior secured term loans, with the balance of our investments in second lien senior secured term loans, higher-yielding assets such as mezzanine debt, unsecured debt, and equity investments. In addition, our investments in the aggregate are generally expected to comply with the following guidelines, in all cases measured as a percentage of our gross assets:
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
Investment Criteria-Liquid Credit
Our Adviser invests a portion of our portfolio in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, for cash management purposes including, among other things, to manage payment obligations under our unit repurchase program. These investments are primarily in floating rate first lien senior secured broadly distributed loans to U.S.

corporate issuers. Our Adviser focuses on issuers with a proven management team, strong market position, strong ownership and significant junior capital cushion, which means any equity and debt in the capital structure that ranks junior to the debt securities acquired by the Company, which our Adviser believes help mitigate risks.
Market Opportunity
We believe the middle market direct lending market environment continues to be attractive, despite the recent market volatility resulting from elevated inflation and broader macroeconomic uncertainty. We expect that a series of market dynamics may provide for significant financing opportunities for lenders like us which have longstanding and deep relationships with middle market private equity firms. Additionally, we believe that sponsored, middle market direct lending provides investors with attractive risk-adjusted return opportunities relative to other asset classes.
Demand for Direct Lending Solutions
We believe that demand has increased for financing from direct lenders relative to other sources because of the attractiveness of the product as well as structural and market factors. According to Preqin, private credit’s share of the sub-investment grade credit market, relative to the high yield and syndicated loan markets, has increased from 3% in 2010 to 23% as of June 30, 2024.
•Fundamental Attributes of Product: We believe that when private equity sponsors experience the flexibility of private credit transactions and the speed and certainty of execution, they will continue to seek financing from non-bank lenders. We believe this presents a compelling opportunity for us to invest in quality companies on attractive terms and conditions.
•Market Share Gains for Direct Lending: Bank participation in middle-market secured loans has decreased in recent years. Additionally, certain private equity sponsors who historically sought to finance their transactions in the public, syndicated markets have turned to private credit providers, including us, to finance their transactions.
Large and Growing U.S. Middle-Market
We believe U.S. middle-market companies represent a large and growing opportunity set and will likely require additional amounts of private debt financing for various purposes. The U.S. middle market is the third largest economy, as measured by gross domestic product.
•Significant Refinancing Needs: Recent data from LSEG LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there were more than $627 billion of middle-market loans with maturities between the first quarter of 2025 and the third quarter of 2030 that will likely require a refinancing event.
•Robust Private Equity Dry Powder: In addition, data from Preqin, shows that global private equity managers currently have over $1.0 trillion of raised, but not yet invested, capital, representing a sizeable pool of support for both new and existing investments.
We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle-market private equity firms.
Attractive Attributes of Middle-Market Direct Lending
We believe that focusing on lending to private equity owned middle-market businesses provides for attractive risk adjusted return opportunities, due to a series of structural and market factors.
Although leveraged buyout activity has remained subdued in recent quarters, the private credit market has continued to present high quality opportunities, that could offer compelling risk-adjusted returns.
•Seniority in Capital Structure: We believe senior secured middle market loans typically have strong defensive characteristics, including priority in payment among a portfolio company’s security holders, which generally means they carry the least risk among investments in the capital structure.
•Floating Rate: We believe that the Company is well positioned in the current elevated interest rate environment. The Company invests primarily in floating rate debt investments, which bear higher yields when base rates are higher.
•Covenants: We believe that the middle market loans that we expect will comprise a meaningful portion of our debt investment portfolio often avoid riskier large deal debt characteristics such as covenant-lite structures. Maintaining financial covenants allows us to diagnose and respond to borrower underperformance typically before value materially erodes. We believe it is this more conservative loan structuring that also contributes to the better overall performance of middle-market loans.
•Equity Support: Purchase price multiples for middle market leveraged buyouts have increased substantially since 2013, while the increase in leverage multiples has not been nearly as dramatic. As a result, private equity owners have been contributing a significant share of equity beneath the debt in the capital structure, which we believe provides us with meaningful cushion in the event of underperformance or an economic downturn. The private equity sponsor can also be a source for incremental ongoing support for the business in the event the borrower experiences stress.

•Illiquidity Premium: We believe middle market loans generally tend to offer more attractive economics, including higher spreads in exchange for their illiquidity, relative to syndicated loans. Since 2013, middle market loans have generally exhibited 100 - 250 basis points of incremental spread premium over broadly syndicated loans on average.
We believe that the combination of these structural and market benefits has contributed to the historical outperformance of middle-market loans. Since 1995, middle-market loans have produced higher returns, lower default rates, and higher cumulative recovery rates which resulted in lower cumulative loss rates.
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
Experienced and Accomplished Investment Team & Investment Committee
The Investment Team is led by investment professionals with extensive experience in credit and principal investing, credit analysis, credit origination and structuring. Jeffrey S. Levin, our Chief Executive Officer and member of the Board of Directors, has principal management responsibility for us and serves as Chair of the Investment Committee. Mr. Levin has over 23 years of experience in direct lending, mezzanine lending, credit investing and leveraged finance, and he also currently serves as the Chief Executive Officer and a member of the board of directors of each of the MS BDCs. Prior to that, through his tenure at The Carlyle Group as Managing

Director and Partner, a member of the management team of the Carlyle private credit platform and as President of certain BDCs managed by affiliates of The Carlyle Group, he also has direct experience in successfully capitalizing and managing BDCs. Before working at The Carlyle Group, Mr. Levin was a founding member of the MS Private Credit platform.
The Investment Committee members have an average of 25 years of relevant industry experience. The Investment Committee is comprised of senior members of IM and provides guidance to the Investment Team throughout the investment process.
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
The Investment Team reviews ESG considerations as part of its due diligence process, these considerations include but not limited to whether the borrower has formal ESG and compliance policies, type of activities carried on by the borrower (e.g., energy usage, carbon emissions, fossil fuel exposure, nuclear energy) and hiring practices.. As a part of ESG due diligence, the Investment Team evaluates each potential borrower utilizing a standard ESG template to determine an ESG score for each potential borrower. Borrowers who score beneath an internally set threshold require additional discussion and consideration by the Investment Committee. The identification of a material ESG risk will not necessarily be determinative in our Adviser’s decision to lend to a potential borrower, and we may invest in portfolio companies that score poorly in our Adviser’s ESG due diligence. In addition, material ESG issues are reported and discussed as part of the Adviser’s ongoing portfolio management processes on a regular basis.
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
Portfolio Management
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
Liquid Loan Portfolio
Our Adviser invests a portion of our portfolio in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, for cash management purposes including, among other things, to manage payment obligations under our unit repurchase program. Our Adviser’s credit research analysts, specialized by industry, conduct a thorough four-part analysis - fundamental credit analysis, quantitative analysis, structural analysis and relative value analysis and identify investments that meet the parameters. Depending on various factors, including our cash flows and the market for middle-market company debt investments, we expect that our liquid loan portfolio could represent a material portion of our investments from time to time.
Allocation of Investment Opportunities and Potential Conflicts of Interest; Co-Investment Opportunities
As a diversified global financial services firm, Morgan Stanley engages in a broad spectrum of activities. In the ordinary course of its business, Morgan Stanley is a full-service investment banking and financial services firm and therefore engages in activities where Morgan Stanley’s interests or the interests of its clients may conflict with the interests of our unitholders. Morgan Stanley has advised and may advise clients and has sponsored, managed or advised Affiliated Investment Accounts (as defined below) with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. Certain members of the Investment Team and the Investment Committee will make investment decisions on behalf of Affiliated Investment Accounts, including Affiliated Investment Accounts with investment objectives that overlap with ours. The term “Affiliated Investment Accounts” includes certain alternative investment funds, regulated funds and investment programs, accounts and businesses that are advised by or affiliated with the Adviser or its affiliates or through which IM otherwise conducts its business, together with any new or successor to such funds, programs, accounts or businesses. For instance, the Adviser serves as the investment adviser to the other MS BDCs. For the avoidance of doubt, we are not a subsidiary of or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress.
These activities create potential conflicts in allocating investment opportunities among us and other Affiliated Investment Accounts. As a BDC regulated under the 1940 Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely will, in certain circumstances, limit our ability to make investments or enter into other transactions alongside the Adviser and other Affiliated Investment Accounts. Although the Adviser has implemented allocation policies and procedures, there can be no assurance that such regulatory restrictions will not adversely affect our ability to capitalize on attractive investment opportunities. See “—Investments by Morgan Stanley and its Affiliated Investment Accounts.”
We may, however, invest alongside the Affiliated Investment Accounts, including the MS BDCs, and any proprietary accounts of Morgan Stanley, if applicable, in certain circumstances where doing so is consistent with our Adviser’s allocation policies and procedures, applicable law and SEC staff interpretations, guidance and any exemptive relief order applicable to us and/or the Adviser. The SEC has granted our Adviser an exemptive order (as amended, the “Order”) that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts, including the MS BDCs, and any proprietary accounts of Morgan Stanley, as applicable, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies. See “—Co-Investment Transactions.”
Investments by Morgan Stanley and Its Affiliated Investment Accounts
Morgan Stanley has advised, and may advise, clients and has sponsored, managed or advised the Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest, including without limitation, the MS BDCs, whose investment objectives overlap with us. In addition, Morgan Stanley routinely makes equity and private debt investments in connection with its global business and operations. MS Private Credit may also from time to time create new or successor Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, that may compete with us for investment opportunities or overlap in terms of investment strategy and may present similar conflicts of interest. Morgan Stanley and/or some of its Affiliated Investment Accounts have routinely made, and will continue to make, investments that fall within our investment objectives. Certain members of the Investment Team and the Investment Committee may make investment decisions on behalf of Affiliated Investment Accounts, including Affiliated Investment Accounts with investment objectives that overlap with us.
Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law, exemptive relief and/or the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts has declined, and vice versa. Certain of these Affiliated Investment Accounts may provide for higher management fees or incentive fees or have greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, which may create an incentive for the Adviser to favor such Affiliated Investment Accounts. The Adviser expects to enter into one or more contractual arrangements with third parties (“Syndication Partners”), including certain third parties that may or may not be advisory clients of the Adviser, whereby, subject to certain investment criteria, the Adviser would agree to present such third parties with certain co-investment opportunities alongside the MS Private Credit platform, including us.
To seek to reduce potential conflicts of interest and to attempt to allocate such investment opportunities in a fair and equitable manner, the Adviser has implemented allocation policies and procedures. These policies and procedures are intended to give all applicable Affiliated Investment Accounts, including us, fair access to new private credit investment opportunities consistent with the requirements of organizational documents, investment strategies, applicable laws and regulations, the fiduciary duties of the Adviser, and to meet the conditions of the Order. The Order allows certain of the Affiliated Investment Accounts to participate in negotiated co-investment transactions, subject to the conditions set forth therein as described under “Co-Investment Transactions” below. Each Affiliated Investment Account and Syndication Partner that is subject to the Adviser’s allocation policies and procedures, including us, is assigned a portfolio manager by the Adviser. The portfolio managers review potential investment opportunities and will make an initial determination with respect to the allocation of each applicable opportunity taking into account various factors, including, but not limited to those described under “—Co-Investment Transactions.” The Adviser is empowered to take into account other considerations it deems appropriate to ensure a fair and equitable allocation of opportunities. The allocation policies and procedures are subject to change. Investors should note that the conflicts inherent in making such allocation decisions may not always be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.
It is possible that Morgan Stanley or an Affiliated Investment Account will invest in a company that is or becomes a competitor of our portfolio company. Such investment could create a conflict between us, on the one hand, and Morgan Stanley or the Affiliated Investment Account, on the other hand. In such a situation, Morgan Stanley may also have a conflict in the allocation of its own resources to the portfolio company. In addition, certain Affiliated Investment Accounts will be focused primarily on investing in other funds which may have strategies that overlap and/or directly conflict and compete with us. In certain cases, we may be unable to invest in attractive opportunities because of the investment by these Affiliated Investment Accounts in such private equity or private credit funds.
It should be noted that Morgan Stanley has, directly or indirectly, made large investments in certain of its Affiliated Investment Accounts, including the MS BDCs, and accordingly Morgan Stanley’s investment in us may not be a determining factor in the outcome of any of the foregoing conflicts. Nothing herein restricts or in any way limits the activities of Morgan Stanley, including its ability to buy or sell interests in, or provide financing to, equity and/or debt instruments, funds or portfolio companies, for its own accounts or for the accounts of Affiliated Investment Accounts or other investment funds or clients in accordance with applicable law.

To the extent consistent with applicable law and/or any exemptive relief applicable to us and/or the Adviser, in addition to such co-investments, the Company and Morgan Stanley or an Affiliated Investment Account may, as part of unrelated transactions, invest in either the same or different tiers of a portfolio company’s capital structure or in an affiliate of such portfolio company. To the extent we hold investments in the same portfolio company or in an affiliate thereof that are different (including with respect to their relative seniority) than those held by Morgan Stanley or an Affiliated Investment Account, the Adviser and Morgan Stanley may be presented with decisions when the interests of the two co-investors are in conflict. In circumstances where there is a portfolio company in which we have an equity or debt investment and in which Morgan Stanley or an Affiliated Investment Account has an equity or senior debt investment elsewhere in the portfolio company’s capital structure, Morgan Stanley may have conflicting loyalties between its duties to its stockholders, the Affiliated Investment Account, us, certain of its other affiliates and the portfolio company. In that regard, actions may be taken for Morgan Stanley or such Affiliated Investment Account that are adverse to us, or actions may or may not be taken by us due to Morgan Stanley’s or such Affiliated Investment Account’s investment, which action or failure to act may be adverse to us. In addition, it is possible that in a bankruptcy proceeding, our interest may be subordinated or otherwise adversely affected by virtue of Morgan Stanley’s or such Affiliated Investment Account’s involvement and actions relating to its investment. Decisions about what action should be taken in a troubled situation, including whether to enforce claims, whether to advocate or initiate restructuring or liquidation inside or outside of bankruptcy, and the terms of any work-out or restructuring, raise conflicts of interest. If a portfolio company becomes troubled, we might arguably be best served by a liquidation that would result in its debt being paid, but leave nothing for Morgan Stanley or such Affiliated Investment Accounts. In those circumstances where we and Morgan Stanley or such Affiliated Investment Accounts hold investments in different classes of a company’s debt or equity, Morgan Stanley may also, to the fullest extent permitted by applicable law, take steps to reduce the potential for adversity between us and Morgan Stanley or such Affiliated Investment Accounts, including causing us to take certain actions that, in the absence of such conflict, it would not take, such as (A) remaining passive in a restructuring or similar situations (including electing not to vote or voting pro rata with other security-holders), (B) divesting investments or (C) otherwise taking an action designed to reduce adversity. A similar standard generally will apply if Morgan Stanley or such Affiliated Investment Accounts make an investment in a company or asset in which we hold an investment in a different class of such company’s debt or equity securities or such asset.

Our Adviser or its affiliates may engage in certain origination activities and receive arrangement, structuring or similar fees in connection with such activities. See “ Item 1A. Risk Factors-Risks Relating to our Business and Structure—Conflicts related to obligations the Investment Committee, the Adviser or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.” Our Adviser’s liability is limited under our Investment Advisory Agreement, and we are required to indemnify our Adviser against certain liabilities. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A. Risk Factors-Risks Relating to Our Business and Structure-The liability of each of the Adviser, and the Administrator is limited, and we have agreed to indemnify each of the Adviser and the Administrator against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.”

Co-Investment Transactions
Our Adviser has received the Order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain Affiliated Investment Accounts, including the MS BDCs and which may include proprietary accounts of Morgan Stanley. Subject to the 1940 Act and the conditions of the Order, we may, under certain circumstances, co-invest with Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, in investments that are suitable for us and one or more of such Affiliated Investment Accounts or proprietary accounts of Morgan Stanley. Even though we and any such Affiliated Investment Account or proprietary account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within our investment objective and other board-established criteria and those of one or more Affiliated Investment Accounts advised by the Adviser, whether focused on a debt strategy or otherwise, the Adviser will allocate such opportunities among us and such Affiliated Investment Accounts in a manner consistent with the Order and our Adviser’s allocation policies and procedures, as discussed herein.
Investment opportunities for all other Affiliated Investment Accounts not advised by our Adviser, which may include proprietary accounts of Morgan Stanley, are allocated in accordance with their respective investment advisers’ and Morgan Stanley’s other allocation policies and procedures. Such policies and procedures may result in certain investment opportunities that are attractive to us being allocated to other Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley.
With respect to co-investment transactions conducted under the Order, initial internal allocations among us and certain other Affiliated Investment Accounts , which may include proprietary accounts of Morgan Stanley, or the Internal Order, will generally be made taking into account a variety of factors which may include factors not limited to: investment guidelines, goals or restrictions of the applicable Affiliated Investment Accounts or proprietary account, available capital and liquidity restrictions, target position hold size, diversification requirements and objectives, issuer, industry and geographical considerations, leverage covenants or restrictions, tax considerations, legal or regulatory considerations and risk considerations, prohibitions or restrictions on “joint transactions” for entities regulated under the 1940 Act, compliance with co-investment order conditions pursuant to our Order and other applicable guidance and relief, as applicable. If we invest in a transaction under the Order and, immediately before the submission of the order for us and the other participating Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, the opportunity is oversubscribed, it will generally be allocated on a pro rata basis based on Internal Order’s size. Final allocations are generally approved by an allocation committee comprised of senior management, subject to certain exceptions described in the Order. Our Board of Directors regularly reviews the allocation policies and procedures and code of ethics of the Adviser.
All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among us and the Affiliated Investment Accounts, including any proprietary accounts of Morgan Stanley.
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
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to our Units if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2024 and December 31, 2023, our asset coverage ratio was 296.00% and 494.00%.
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
A registered holder of Units may elect to “opt out” of the DRIP by notifying the plan administrator and our transfer agent and registrar, currently State Street Bank and Trust Company (“State Street”), in writing so that such notice is received by the plan administrator no later than ten days prior to the record date for a distribution to common unitholders in order to receive such distribution in cash. We expect to include the record date for our distributions in our periodic reports under the Exchange Act. The plan administrator will set up an account for each unitholder who does not “opt out” of the DRIP in order to acquire Units in non-certificated form through the plan. Unitholders who hold Units through a broker or other financial intermediary may opt out of the DRIP by notifying their broker or other financial intermediary of their election.
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
(Expressed as a Percentage of the Value of Net Assets)

If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for the Adviser to surpass the hurdle rate and receive an incentive fee on such net investment income. PIK interest and original issue discount (“OID”) will also increase our pre-incentive fee net investment income and make it easier to surpass the hurdle rate. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total net assets used to calculate the base management fee.
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
$4.375 million cumulative fee (12.5% multiplied by $35 million cumulative realized capital gains) less $4.0 million (previous cumulative capital gains fees paid in Year 2 and Year 3)
•Year 5: None
$3.125 million cumulative fee (12.5% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $4.375 million (previous Cumulative Capital Gains fee paid in Year 2, 3 and Year 4)
Administration Agreement
We entered into the Administration Agreement with our Administrator who provides us with office space, office services and equipment. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our unitholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our unitholders, our internal control assessment under the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by our Board of Directors,which most recently re-approved the Administration Agreement in August 2024.
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses and our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation paid to our Chief Compliance Officer and Chief Financial Officer. Our Board of Directors, including our Independent Directors, reviews the allocable portion of certain expenses incurred by our

Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and the Administrator reviews the methodology employed in determining how the expenses are allocated among us and the other MS BDCs. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements that our Administrator enters into.
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
In addition, pursuant to a sub-administration agreement, our Administrator has engaged State Street to act on behalf of our Administrator in the performance of certain other administrative services for us. We have also engaged State Street directly to serve as our custodian and as our Units transfer agent, distribution paying agent and registrar.
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
•We are subject to risks associated with our Credit Facilities (as defined below).
•Failure to qualify as a BDC would decrease our operating flexibility.
•The majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee (as defined below) and, as a result, there may be uncertainty as to the value of our portfolio investments.
•We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer and our portfolio may be concentrated in a limited number of industries.

•Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or unitholder approval, and we may temporarily deviate from our regular investment strategy.
•The Adviser and Administrator can each resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time.
•The liability of each of the Adviser and the Administrator is limited, and we have agreed to indemnify each of the Adviser and the Administrator against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.
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
Risks Relating to Our Units
•Investing in our Units may involve an above average degree of risk.
•Our Units are not listed, and we do not intend to list our Units on an exchange.
•There are restrictions on the ability of holders of our Units to transfer Units in excess of the restrictions typically associated with a private offering of securities under Regulation D, Regulation S and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment in our Units and the price at which holders may be able to sell their Units.
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
Regulation

We have elected to be regulated as a BDC under the 1940 Act. A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company but is generally subject to less onerous requirements than other registered investment companies under a regime designed to encourage lending to U.S.-based small and mid-sized businesses. Unlike many similar types of investment vehicles that are restricted to being private entities, the stock of a BDC is permitted to trade in the public equity markets (although at least initially, we do not currently intend to list our Units to allow for such trading). BDCs are also eligible to elect to be treated as a RIC under Subchapter M of the Code. A RIC typically does not incur significant entity-level income taxes, because it is generally entitled to deduct distributions made to its equity holders. We have elected to be treated, and intend to qualify annually, as a RIC. See “Item 1. Business — Certain Material U.S. Federal Income Tax Considerations.”
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
Code of Ethics
We and our Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the codes of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes of ethics’ requirements. The codes of ethics for each of the Adviser and the Company are available on our website at http://www.northhavenprivateincomefund.com and on the SEC’s website at www.sec.gov and you may obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
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
We and the Adviser each recognize the importance of maintaining the privacy of any nonpublic personal information received with respect to each investor. In the course of providing management services to us, the Adviser collects nonpublic personal information about investors from the Subscription Agreements and the certificates and exhibits thereto that each investor submits. We and the

Adviser may also collect nonpublic personal information about each investor from conversations and correspondence between each investor and us or the Adviser, both prior to and during the course of each investor’s investment in us.
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
Exclusion of the Adviser from Commodity Pool Operator Definition
Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission, or the CFTC regulations. The Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us on February 25, 2022 (the “Exclusion”)

and, therefore, the Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Adviser intends to affirm the Exclusion on an annual basis, which current annual affirmation was filed by the Adviser on February 24, 2025.
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
Election to Be Taxed as a RIC
We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our unitholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our unitholders, for each taxable year, distributions of an amount at least equal to 90% of our “investment company taxable income”, or ICTI, which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for distributions paid (the “Annual Distribution Requirement”). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our unitholders in respect of each calendar year distributions of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”).
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
We depend upon the Adviser’s and its affiliates’ relationships with private equity sponsors, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser fails to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of the Adviser and its affiliates have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.
The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to the fact that neither our Adviser nor its affiliates are prohibited from raising money for or managing another entity that makes the same types of investments that we target.
The Adviser and its affiliates currently serve as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the other MS BDCs, and are not prohibited from raising money for and managing future investment entities that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also advised by the Adviser or its affiliates for the same investors and investment opportunities.
We may not replicate the historical results achieved by other entities advised or sponsored by members of the Investment Committee, or by the Adviser or its affiliates.
Our investments may differ from those of existing accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Subject to the requirements of the 1940 Act and the provisions of the Order, we may co-invest in portfolio investments with other Affiliated Investment Accounts, including the MS BDCs, and any proprietary accounts of Morgan Stanley, if applicable. Any such investments are subject to regulatory limitations and approvals by the Independent Directors. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds by members of the Investment Committee (including the Affiliated Investment Accounts), and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.
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
Morgan Stanley, the parent company of the Adviser, has advised and may advise clients and has sponsored, managed or advised other Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. In addition, Morgan Stanley routinely makes equity and debt investments in connection with its global business and operations. MS Private Credit may also from time to time create new or successor Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, that may compete with us and present similar conflicts of interest. In serving in these multiple capacities, Morgan Stanley, including the Adviser, the Investment Committee and the Investment Team, may have obligations to other clients or investors in Affiliated Investment Accounts, the fulfillment of which may not be in the best interests of us or our unitholders. For example, in connection with the management of investments for other Affiliated Investment Accounts, members of Morgan Stanley and its affiliates may serve on the boards of directors of or advise companies which may compete with our portfolio investments. Our investment objective may overlap with the investment objectives of certain Affiliated Investment Accounts. For example, the Adviser currently serves as the investment adviser to the MS BDCs. As a result, the members of the Investment Committee may face conflicts in the allocation of investment opportunities among us and other Affiliated Investment Accounts. Certain Affiliated Investment Accounts, including the MS BDCs, may provide for higher management fees, incentive fees, greater expense reimbursements or overhead allocations, or may permit the Adviser and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the Adviser to favor such Affiliated Investment Accounts. For example, the 1940 Act restricts the Adviser from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts.

Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law, exemptive relief and/or the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts has declined, and vice versa. The Adviser and/or one or more of its affiliates may enter into one or more contractual arrangements with third parties (“Syndication Partners”) including certain third parties that may or may not be advisory clients of the Adviser, whereby, subject to certain investment criteria, the Adviser would agree to present such third parties with certain co-investment opportunities alongside the MS Private Credit platform, including us All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among the Company and the Affiliated Investment Accounts, including any proprietary accounts of Morgan Stanley. Our Adviser has established allocation policies and procedures and will continue to allocate opportunities among one or more of the Company, such Affiliated Investment Accounts and Syndication Partners in accordance with the terms of such policies and procedures. Investors should note that such allocation decisions may not be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.

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
It should be noted that Morgan Stanley has, directly and/or indirectly, made investments in certain of its Affiliated Investment Accounts, and accordingly Morgan Stanley’s investment in us in itself may not determine the outcome in the resolution of any of the foregoing conflicts.
In the course of our investing activities, we pay a management and incentive fees to the Adviser and reimburse certain expenses of the Administrator. As a result, investors in our Units will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. As a result of this arrangement, there may be times when the Adviser has interests that differ from those of our unitholders, giving rise to a conflict.
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
In the course of our investing activities, we pay a management fee and incentive fees to the Adviser. Additional leverage would magnify positive returns, if any, on our portfolio, and our incentive fee would become payable to our Adviser (i.e., exceed the hurdle rate) at a lower average return on our portfolio. The Investment Advisory Agreement entitles our Adviser to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. Thus, if we incur additional leverage, our Adviser may receive additional incentive fees without any corresponding increase (and potentially with a decrease) in our net performance. Additionally, the incentive fee payable by us to the Adviser may create an incentive for the Adviser to cause us to realize capital gains or losses that may not be in the best interests of us or our unitholders. Under the incentive fee structure, the Adviser benefits when we recognize capital gains and, because the Adviser determines when an investment is sold, the Adviser controls the timing of the recognition of such capital gains. Our Board of Directors is charged with protecting our unitholders’ interests by monitoring how the Adviser addresses these and other conflicts of interest associated with its management services and compensation.

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
For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement (as defined below) necessary to maintain RIC tax treatment under the Code. See “Item 1. Business –Certain Material U.S. Federal Income Tax Considerations—Election to be Taxed as a RIC.” This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
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
As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board of Directors and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board of Directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we are prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund advised by the Adviser or their respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, although the Adviser endeavors to fairly allocate investment opportunities in the long-run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. The SEC has granted us and our Adviser the Order that allows us to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions specified in the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies
In situations where co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Order (as discussed above), our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.
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
In order to qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our unitholders distributions for U.S. federal income tax purposes of an amount generally at least equal to 90% of our ICTI, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for distributions paid, to our unitholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC, in which case we will be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to continue to qualify as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to unitholders, the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our unitholders. See “Item 1. Business—Certain Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”
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
We will need additional capital to fund new investments and grow our portfolio of investments. We intend to borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute each taxable year an amount at least equal to 90% of our ICTI, determined without regard to any deduction for distributions paid as distributions for U.S. federal income tax purposes, to our unitholders to maintain our ability to be subject to tax as a RIC. As a result, these earnings are not available to fund new investments. An inability to access the capital could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any. This would have an adverse effect on the value of our securities. If we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Adviser’s allocation policies and procedures.
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. unitholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.
While we expect to be treated as a “publicly offered regulated investment company” as a result of either (1) our Units and preferred units collectively being held by at least 500 persons at all times during a taxable year, (2) our Units are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) our Units being treated as regularly traded on an established securities market, if we are not so treated, each U.S. unitholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. unitholder’s allocable share of the management fee paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. unitholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. unitholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. unitholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. unitholder’s miscellaneous itemized deductions exceeds 2% of such U.S. unitholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax (“AMT”) and are subject to the overall limitation on itemized deductions under Section 68 of the Code. See Item 1. Business — “Certain Material U.S. Federal Income Tax Considerations — Taxation of U.S. Unitholders.”
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.
We may issue debt securities or preferred units and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are currently permitted to issue "senior securities," including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If we fail to comply with certain disclosure requirements, our asset coverage ratio under the 1940 Act would be 200%, which would decrease the amount of leverage we are able to incur. If the value of our assets declines, we may be unable to satisfy the applicable asset coverage ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to holders of our Units. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. If we issue preferred units, which is another form of leverage, the preferred units would rank “senior” to Units in our capital structure, preferred unitholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our unitholders, and the issuance of preferred units could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Units or otherwise be in the best interest of our unitholders. Holders of our Units will directly or indirectly bear all of the costs associated with offering and servicing any preferred units that we issue. In addition, any interests of preferred unitholders may not necessarily align with the interests of holders of our Units and the rights of holders of preferred units to receive distributions would be senior to those of holders of Units. We do not, however, anticipate issuing preferred units in the next 12 months. We are not generally able to issue and sell our Units at a price below net asset value per unit.
We may, however, sell our Units, or warrants, options or rights to acquire our Units, at a price below the then-current net asset value per share of our Units if our Board of Directors determines that such sale is in the best interests of us and our unitholders, and if our unitholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Units or senior securities convertible into, or exchangeable for, our Units, then the percentage ownership of our unitholders at that time will decrease, and holders of our Units might experience dilution.

We intend to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of our Board of Directors. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser’s assessment of market and other factors. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. For example, due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a BDC we are limited in our ability to enter into any securitization transactions. We cannot assure you that the SEC or any other regulatory authority will modify such regulations or provide administrative guidance that would give us greater flexibility to enter into securitizations. We have in the past and may in the future issue senior debt securities to banks, insurance companies and other lenders.
Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common unitholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets, may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. Under the terms of any credit facility or debt instrument we enter into, we are likely to be required to comply with certain financial and operational covenants. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our Units or any outstanding preferred units. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common unitholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Adviser. As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include our borrowings and any preferred units that we may issue in the future, which is currently 150%. If this ratio were to decline below 150% (or such other percentage as may be prescribed by law from time to time), we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it was disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions in amounts sufficient to maintain our status as a RIC, or at all.
The following table illustrates the effect of leverage on returns from an investment in our Units as of December 31, 2024, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to Unitholders assuming actual asset coverage as of December 31, 2024 (1)	(20.7)%	(12.2)%	(3.7)%	4.8%	13.3%
(1) Assumes $303.3 million in total assets, $91.0 million in debt outstanding and $178.7 million in net assets as of December 31, 2024, and an average cost of funds of 7.3%, which is our weighted average interest rate as of December 31, 2024, excluding unused fees and financing costs.
Based on our outstanding indebtedness of $91.0 million as of December 31, 2024 and the effective weighted average annual interest rate of 7.27% (excluding unused fees and financing costs), our investment portfolio would have been required to experience an annual return of at least 2.18% to cover annual interest payments on the outstanding debt.
We are subject to risks associated with the SMBC Facility and any Credit Facility.
On July 19, 2023, we entered into a senior secured revolving credit agreement with the Company, as a borrower, Sumitomo Mitsui Banking Corporation (“SMBC”), as administrative agent, lead arranger, and sole bookrunner, and the lender from time to time party thereto (as amended, restated, supplemented or otherwise modified from time to time, the “SMBC Facility”).
We anticipate that we or a wholly-owned and consolidated subsidiary of ours may enter into one or more senior revolving credit facilities of the Company or any subsidiary in the future (together with the SMBC Facility, each a “Credit Facility” and together, the “Credit Facilities”).

As a result of the Credit Facilities, we would be subject to a variety of risks, including those set forth below.
Any inability to renew, extend or replace the Credit Facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our unitholders.
There can be no assurance that we would be able to renew, extend or replace the Credit Facilities upon their maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facilities would be constrained by then-current economic conditions affecting the credit markets. In the event that we were unable to renew, extend or replace the Credit Facilities at the time of maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our unitholders and our ability to qualify as a RIC.
In addition to regulatory limitations on our ability to raise capital, the SMBC Facility contains various covenants, which, if not complied with, could accelerate our repayment obligations under the SMBC Facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We have entered into the SMBC Facility and as a result, we are subject to certain risks. The SMBC Facility is secured by substantially all of the assets of the Company. As part of the SMBC Facility, we have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
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
We consolidate the financial statements of our wholly owned subsidiaries in our consolidated financial statements and treat the indebtedness of any such subsidiary as our leverage. Our interests in any wholly owned direct or indirect subsidiary of ours would be subordinated in priority of payment to every other obligation of any such subsidiary and would be subject to certain payment restrictions set forth in any Credit Facility. We would receive cash distributions on our equity interests in any such subsidiary only if such subsidiary had made all required cash interest payments to the lenders and no default exists under any Credit Facility. We cannot assure you that distributions on the assets held by any such subsidiary would be sufficient to make any distributions to us or that such distributions would meet our expectations.
We would receive cash from any such subsidiary only to the extent that we would receive distributions on our equity interests in such subsidiary. Any such subsidiary would be able to make distributions on its equity interests only to the extent permitted by the payment priority provisions of the Credit Facility. We expect that any Credit Facility would generally provide that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if such subsidiary would not meet the borrowing base test set forth in any Credit Facility documents, a default would occur. In the event of a default under any Credit Facility documents, cash would be diverted from us to pay the lender and other secured parties until they would be paid in full. In the event that we would fail to receive cash from such subsidiary, we could be unable to make distributions to our unitholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.
Our equity interests in any such subsidiary would rank behind all of the secured and unsecured creditors, known or unknown, of such subsidiary, including the lenders in any Credit Facility.
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
Any Credit Facility that we enter into in the future may place significant restrictions on our ability, as servicer, to sell investments. As a result, there may be times or circumstances during which we would be unable to sell investments or take other actions that might be in our best interests.
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
The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Note 5. Fair Value Measurements” in the notes to our consolidated financial statements, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820, Fair Value Measurements (“ASC 820”). This means that our portfolio valuations are based on unobservable inputs and our Valuation Designee’s (as defined below) assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
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
We have retained the services of independent service providers to review the valuation of these securities. The valuation of all or a portion of our portfolio investments for which a market quote is not readily available will be reviewed by an independent valuation firm each valuation date. The types of factors that our Valuation Designee, under the supervision of our Board of Directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and in particular, the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly (or as otherwise may be required by the 1940 Act in connection with the issuance of shares of our Units the valuation of our portfolio to reflect our Board of Directors’ approval of the fair value of each investment in our portfolio, as determined by the Valuation Designee. Any changes in fair value are recorded in the aggregate in our consolidated statement of operations as a net change in unrealized appreciation or depreciation.
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
The Adviser has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the value of our Units may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
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
Under the Investment Advisory Agreement, the Adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board of Directors in following or declining to follow the Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Adviser, its directors, trustees, officers, equityholders or members (and their equityholders or members, including the owners of their equityholders or members), agents, employees, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser are not liable to us or any unitholders for acts or omissions performed by the Adviser in accordance with any of its duties or obligations under the Investment Advisory Agreement or otherwise as investment adviser of the Company (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services), except where attributable to the willful misfeasance, bad faith or gross negligence in the performance of such person’s obligations or duties or by reason of reckless disregard of the Adviser’s duties or obligations under the Investment Advisory Agreement In addition, we have agreed to indemnify the Adviser and each of its directors, trustees, officers, equityholders or members (and their equityholders or members, including the owners of their equityholders or members), agents, employees, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with the performance of such person’s duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser to the Company, except where attributable to the willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of reckless disregard of the Adviser’s obligations or duties under the Investment Advisory Agreement, subject to the provisions of the Company’s organizational documents, the 1940 Act, and the laws of the State of New York. Under the Administration Agreement, the Administrator and certain specified parties providing administrative services pursuant to that agreement are not liable to us or our unitholders for, and we have agreed to indemnify them for, any claims or losses arising out of the good faith performance of their duties or obligations under the Administration Agreement, except where primarily attributable to the willful misfeasance, bad faith or gross negligence or by reason of reckless disregard of the Administrator’s duties or obligations under the Administration Agreement, subject to the provisions of the 1940 Act. These protections may lead the Adviser or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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
Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results. For more information, see “—We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have negative impact on our business and operations.”
Inflation could adversely impact our portfolio companies and our results of our operations.
Certain of our portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay distributions on our equity investments and/or interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net increase (decrease) in net assets resulting from operations.
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
Our investments in securities or assets of publicly traded assets are subject to the risks inherent in investing in public securities.
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
Covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
Covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants. Covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
Certain loans in our portfolio may consist of “covenant-lite” loans. Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because such loans may not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Accordingly, to the extent we invest in covenant-lite loans, we may have less protection from borrower actions and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants. As of December 31, 2024, approximately 49% of our portfolio, measured as percent of gross commitments, is in loans that are considered “covenant-lite.”.
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
Our investments in original issue discount and payment-in-kind instruments may expose us to investment risk
To the extent that the Company invests in OID or PIK instruments and the accretion of OID or PIK interest income constitutes a portion of the Company’s income, the Company will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:
•The interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•OID and PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of any associated collateral;
•An election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future management fees which thus increases the Adviser’s future income incentive fees at a compounding rate;
•Market prices of OID and PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•The deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•Even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•For accounting purposes, cash distributions to investors representing OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•The required recognition of OID or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to maintain tax treatment as a RIC for U.S. federal income tax purposes; and
•OID may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

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
We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of any sales of our securities or repayments of investments currently in our portfolio, and we cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all available capital successfully. Privately negotiated investments in loans and illiquid securities of private, middle-market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our units. The Adviser selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. Until such appropriate investment opportunities can be found, we may also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period may be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested. To the extent we are unable to deploy all available capital, our investment income and, in turn, our results of operations, will likely be materially adversely affected. There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful.
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
To the extent that we do not hold controlling equity interests in portfolio companies, we will have a limited ability to protect our position in such portfolio companies. We may also co-invest with third parties through partnerships, joint ventures or other entities. Such investments may involve risks in connection with such third-party involvement, including the possibility that a third-party co-investor may have economic or business interests or goals that are inconsistent with ours or may be in a position to take (or block) action in a manner contrary to our investment objective. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements. The Company does not currently intend to create or acquire primary control of any entity that primarily engaged in investment activities insecurities or other assets, other than entities wholly owned by the Company. The Company does not currently intend to create or acquire primary control of any entity that primarily engaged in investment activities insecurities or other assets, other than entities wholly owned by the Company.
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
Risks Relating to an Investment in Our Units
Investing in our Units may involve an above average degree of risk
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our units may not be suitable for someone with lower risk tolerance. In addition, our Units is intended for long-term investors who can accept the risks of investing primarily in illiquid loans and other debt or debt-like instruments and should not be treated as a trading vehicle.
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
There are restrictions on the ability of holders of our Common Units to transfer Common Units in excess of the restrictions typically associated with a private offering of securities under Regulation D, Regulation S and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment in our Common Units and the price at which holders may be able to sell their Common Units.
We are relying on an exemption from registration under the Securities Act and state securities laws in offering our Common Units pursuant to the Subscription Agreements. As such, absent an effective registration statement covering our Common Units, such Common Units may be resold only in transactions that are exempt from the registration requirements of the Securities Act. Our Common Units will have limited transferability which could delay, defer or prevent a transaction or a change of control of the Company that might involve a premium price for our securities or otherwise be in the best interest of our common unitholders.
There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make periodic distributions to our unitholders out of assets legally available for distribution. We may fund our cash distributions to unitholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. To the extent we make distributions to unitholders that include a return of capital, such portion of the distribution essentially constitutes a return of the unitholder’s original investment in the Company and does not represent income or capital gains. Although such return of capital may not be taxable, such distributions may increase an investor’s taxable gain or reduce an investor’s loss upon the future sale of our Units. A return of capital distribution may cause a unitholder to recognize a capital gain from the sale of our Units even if the unitholder sells its units for less than the original purchase price.
We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from any offering of securities, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).
Unitholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser of the Administrator are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from any securities offerings and the performance of our investments. Unitholders should also understand that any future repayments to the Adviser will reduce the distributions they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.
Our unitholders may receive shares of our Units as dividends, which could result in adverse tax
In order to satisfy the Annual Distribution Requirement applicable to RICs, we will have the ability to declare a large portion of a dividend in shares of our Units instead of in cash. Revenue procedures issued by the IRS, allow a publicly offered regulated investment company (as defined above) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a unitholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the unitholder in the same manner as a cash dividend, even though most of the dividend was paid in our Units. We do not currently intend to pay dividends in Units.
We may in the future determine to issue preferred units, which could adversely affect the value of our Units.
The issuance of preferred units with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of such series of preferred units could make an investment in Units less attractive. In addition, the distributions on any preferred units we issue must be cumulative. Payment of distributions and repayment of the liquidation preference of preferred units must take preference over any distributions or other payments to holders of Units, and holders of preferred units are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred units that converts into Units). In addition, under the 1940 Act, preferred units would constitute a “senior security” for purposes of the 150% asset coverage test.
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
We commenced a unit repurchase program pursuant to which we intend to conduct quarterly repurchase offers. In any such repurchase program, only a limited number of Units will be eligible for repurchase. As a result, the price at which we repurchase Units may be at a discount to the price at which you purchased Units in the private offering. The unit repurchase program will include numerous restrictions that limit your ability to sell your Units, and unit repurchases may not be available each month. For example, to the extent we choose to repurchase Units in any particular quarter, we intend to limit the number of Units to be repurchased in each quarter to no more than 5% of our outstanding Units (either by number of units or aggregate net asset value) as of such quarter end. To the extent that the number of Units put to us for repurchase exceeds number of Units that we are able to purchase, we will repurchase Units on a pro rata basis, not on a first-come, first-serve basis. Further, we will have no obligation to repurchase Units if the repurchase would violate the restrictions on distributions under federal law or Delaware law. These limits may prevent us from accommodating all repurchase requests made in any month. We will notify our unitholders of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly unit repurchase program, if implemented, we will have discretion to not repurchase Units, to suspend the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell units promptly and at a desired price.
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
Our unitholders do not have preemptive rights to purchase any Units we issue in the future. To the extent that we issue additional equity interests at or below net asset value your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any future sales of Units and the value of our investments, you may also experience dilution in the book value and fair value of your Units. Under the 1940 Act, we generally are prohibited from issuing or selling Units at a price below net asset value per unit, which may be a disadvantage as compared with certain public companies. We may, however, sell Units, or warrants, options, or rights to acquire Units, at a price below the current net asset value of Units if our Board of Directors determines that such sale is in our best interests and the best interests of our unitholders, and our unitholders, including a majority of those unitholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Units or senior securities convertible into, or exchangeable for, Units, then the percentage ownership of our unitholders at that time will decrease and you will experience dilution.
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
In order to satisfy the annual distribution requirement (“Annual Distribution Requirement”), as described in more detail below, applicable to RICs, we will have the ability to declare a large portion of a distribution in our Units instead of in cash. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company (as defined above) to distribute its own stock as a distribution for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. As long as a portion of such distribution is paid in cash (which portion may be as low as 20% of such distribution) and certain requirements are met, the entire distribution will be treated as a distribution for U.S. federal income tax purposes. As a result, a unitholder generally would be subject to tax on 100% of the fair market value of the distribution on the date the distribution is received by the unitholder in the same manner as a cash distribution, even though most of the distribution was paid in our Units. We do not currently intend to pay dividends in Units.

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
U.S. capital markets have experience periods of volatility and instability in recent years for a variety of reasons, including as a result of elevated levels of inflation, the COVID-19 pandemic, certain regional bank failures, and an inflationary economic environment. In addition to the factors described above, other factors described herein that may affect market, economic and geopolitical conditions, and thereby adversely affect the Company including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Any future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets. The full impact of any such risks is uncertain and difficult to predict.
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
We and certain of our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the relevant government agencies charged with implementing those laws and regulations, and new laws, regulations and interpretations may also come into effect. For example, because a Morgan Stanley affiliate is acting as the Adviser , we are subject to the certain federal banking and financial requirements, including the BHCA, regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Act. Although not currently contemplated, to the extent we are deemed to be controlled by Morgan Stanley for purposes of the BHCA, we must generally comply with the investment and activity restrictions applicable to Morgan Stanley under the BHCA. Such restrictions may place certain limitations on our ability to engage in activities or make investments in companies. For instance, the BHCA permits a BHC, as well as any non-bank affiliate of such BHC, to make investment representing less than 5% of any class of voting shares of another company so long as that investment is otherwise non-controlling under the BHCA. The BHCA also permits well-capitalized, well- managed BHCs that have elected to be treated as a FHC to engage in expanded “financial in nature” activities without prior approval of the Federal Reserve. Such financial in nature activities include bona fide merchant banking activities, so long as (i) the FHC holds its merchant banking investments only for a period of time sufficient to enable the sale or disposition thereof on a reasonable basis (generally no more than 10 years) and (ii) the FHC does not routinely manage or operate the companies in which it invests except as necessary or required to obtain a reasonable return on its investment. The BHCA does not, however, require Morgan Stanley to financially support us.
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
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs and BDCs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities, or to comply with additional restrictions on our investments or capital structure, or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. The Adviser currently acts pursuant to an exemption from registration as a commodity trading advisor with the CFTC. These requirements restrict the types of commodity investment strategies that the Adviser can pursue while remaining exempt, and if the Adviser were to seek other investment strategies that required it to register with the CFTC, that registration would increase their, and therefore our, costs. In addition, new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our unitholders, or could have other adverse consequences. Unitholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities. In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements in effect in both the United States and in Europe may adversely affect or prevent us from entering into any future securitization transaction. These risk retention rules may cause an increase in our cost of funds under or may prevent us from completing any future securitization transactions. The U.S. risk retention rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as CLOs, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized. If, and to the extent that, we engage in securitization transactions that require the retention of an economic interest, these rules would increase our financing costs in comparison to other types of financings and this increase in financing costs would ultimately be borne by our unitholders.
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
It is unclear whether the new U.S. presidential administration will propose or implement significant changes to U.S. trade, healthcare, immigration, tax, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. To the extent the U.S. Congress or the presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
Disposition of our Units by MS Credit Partners Holdings, may negatively impact our performance and the price of our Units.
MS Credit Partners Holdings, entered into a subscription agreement to subscribe for up to $25 million of Units of the Company. However, MS Credit Partners Holdings, is not obligated to maintain this investment in us and, to the extent MS Credit Partners Holdings, determines to dispose of its Units and to the extent such disposition is permissible, the disposition of a large number of our Units may negatively impact our performance and, if there is a market for our Units, the Unit price.
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
Although we assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us or our portfolio companies, the financial institutions with which we or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
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
As part of its enterprise risk management (“ERM”) framework, Morgan Stanley has implemented and maintains a program to assess, identify, and manage risks arising from the cybersecurity threats confronting the Firm (“Cybersecurity Program”). Morgan Stanley’s Cybersecurity Program helps protect the Firm’s clients, customers, employees, property, products, services, and reputation by seeking to preserve the confidentiality, integrity, and availability of information, enable the secure delivery of financial services, and protect the business and the safe operation of our technology systems, including as applicable to the Company and its unitholders. Morgan Stanley continually adjusts its Cybersecurity Program to address the evolving cybersecurity threat landscape and comply with extensive legal and regulatory expectations.
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
Processes for assessing, identifying, and managing material risks from cybersecurity threats
Morgan Stanley’s Cybersecurity Program takes into account industry best practices and addresses risks from cybersecurity threats to the Firm’s network, infrastructure, computing environment, and the third-parties Morgan Stanley relies on, including third parties relied on by the Company. Morgan Stanley periodically assesses the design of its cybersecurity controls against the Cyber Risk Institute Cyber Profile, which is based on the National Institute of Standards and Technology Cybersecurity (“NIST”) Framework for Improving Critical Infrastructure Cybersecurity, as well as against global cybersecurity regulations, and develops improvements to those controls in response to those assessments. Morgan Stanley’s Cybersecurity Program also includes cybersecurity and information security policies, procedures, and technologies that are designed to address regulatory requirements and protect Morgan Stanley’s clients’, employees’ and own data, and the data of the Company and its officers and unitholders, against unauthorized disclosure, modification, and misuse. These policies, procedures, and technologies cover a broad range of areas, including: identification of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response, and recovery planning.
Morgan Stanley’s threat intelligence function within the Cybersecurity Program actively engages in private and public information sharing communities and leverages both commercial and proprietary products to collect a wide variety of industry and governmental information regarding the latest cybersecurity threats, which informs Morgan Stanley’s cybersecurity risk assessments and strategy, including as applicable to the Company. This information is also provided to an internal Morgan Stanley cyber threat detection team, which develops and implements strategies designed to defend against these cybersecurity threats across Morgan Stanley’s environment, including systems and applications that may be relied upon by the Company. Morgan Stanley’s vulnerability management team, as well as Morgan Stanley’s Non-Financial Risk function (“NFR”) review external cybersecurity incidents that may be relevant to the Firm and the Company, to further inform the design of the Cybersecurity Program. To assess the efficacy of Morgan Stanley’s controls and defenses designed to mitigate cybersecurity risk, it utilizes internal and external testing, including penetration testing and red team engagements. The results of these assessments are used to strengthen the Cybersecurity Program. Additionally, Morgan Stanley maintains a global training program covering cybersecurity risks and requirements, including heightened security training to specialized employees, and conducts regular phishing email simulations for its employees and consultants as preventative measures.
When a threat is identified in Morgan Stanley’s environment, its incident response team follows an incident response plan to evaluate the impact to the Firm and coordinate appropriate remediation. If warranted, the cybersecurity incident will be reported to applicable regulators, authorities, impacted clients or counterparties, as appropriate. The Firm’s cybersecurity incident response and remediation processes, including assessing materiality and reporting requirements, are reviewed through tabletop exercises.
Morgan Stanley’s processes are designed to help oversee, identify, and mitigate cybersecurity risks associated with its use of third-party vendors, including those vendors relied upon by the Company. Morgan Stanley maintains a third-party risk management program that includes evaluation of, and response to, cybersecurity risks at its third-party vendors, including those vendors relied upon by the Company. Prior to engaging third-party vendors to provide services to the Firm or the Company, Morgan Stanley conducts assessments of the third-party vendors’ cybersecurity program to identify the impact of their services on the cybersecurity risks to the Firm or, as relevant, the Company. Once on-boarded, third-party vendors’ cybersecurity programs are subject to risk-based oversight, which may include security questionnaires, submission of independent security audit reports or a Firm audit of the third-party vendor’s security program, and, with limited exceptions, third-party vendors are required to meet Morgan Stanley’s minimum cybersecurity standards. Where a third-party vendor cannot meet those standards, its services, and the residual risk to the Firm, are subject to review, challenge, and escalation through Morgan Stanley’s risk management processes and ERM committees, which may ultimately result in requesting increased security measures or ceasing engagement with such third-party vendor.

Morgan Stanley’s Cybersecurity Program is regularly assessed by the Morgan Stanley Internal Audit Department (“IAD”) through various assurance activities, with the results reported to the Audit Committee of the MS Board (“BAC”) and the BOTC and, as applicable to the Board of Directors of the Company. Annually, key elements of the Cybersecurity Program are subject to review by an independent third-party, the results of which, including opportunities identified for improvement and related remediation plans, are reviewed with the BOTC. The Cybersecurity Program is also examined regularly by the Firm’s prudential and conduct regulators within the scope of their jurisdiction.
Governance
Morgan Stanley and Company’s Management’s role in assessing and managing material risks from cybersecurity threats
Morgan Stanley’s Cybersecurity Program is operated and maintained by its management, including the Chief Information Officer (“CIO”) of Cyber, Data, Risk and Resilience and the Chief Information Security Officer (“CISO”). These senior officers are responsible for assessing and managing the Firm’s cybersecurity risks, which includes cybersecurity risks faced by the Company. Morgan Stanley’s Cybersecurity Program strategy, which is set by the CISO and overseen by the Morgan Stanley’s Head of Operational Cyber, Technology, and Information Security Non-Financial Risk, (“Head of NFR CTIS”), is informed by various risk and control assessments, control testing, external assessments, threat intelligence, and public and private information sharing. Morgan Stanley’s Cybersecurity Program also includes processes for escalating and considering the materiality of incidents that impact the Firm and the Company, including escalation to senior management of Morgan Stanley, the MS Board, and management of the Company.
The Chief Compliance Officer ("CCO") of the Company is responsible for overseeing the Company’s risk management function and generally relies on the CIO, CISO, and Head of NFR CTIS to assist with assessing and managing material risks from cybersecurity threats that are applicable to the Company. The CIO has over 30 years of experience in various engineering, information technology (“IT"), operations, and information security roles. The CISO has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of IT strategy, risk management, and information security. The Head of NFR CTIS has over 20 years of experience in technology, security, and compliance roles, including experience in government security agencies. The Company's CCO has worked in the financial services industry for 19 years and has covered business developments from a compliance perspective for over 10 years, during which time the Company’s CCO has gained expertise in assessing and managing risk applicable to the Company.
Risk levels and mitigating measures are presented to and monitored by dedicated management-level cybersecurity risk committees at Morgan Stanley. These committees include representatives from Firm management as well as business and control stakeholders who review, challenge and, where appropriate, consider exceptions to the Firm’s policies and procedures. Significant cybersecurity risks are escalated from these committees to Morgan Stanley’s Non-Financial Risk Committee. The CIO and the Head of NFR CTIS report on the status of Morgan Stanley’s Cybersecurity Program, including significant cybersecurity risks; review metrics related to the program; and discuss the status of regulatory and remedial actions and incidents to the Firm Risk Committee, the BOTC and the MS Board. To the extent any cybersecurity incidents relate to the Company, the status of such incidents and remedial actions will be reported to our Board.
Board oversight of risks from cybersecurity threats
Our Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. Our Board receives periodic updates from the CCO of the Company, the CIO/CISO and/or Operational Risk functions, regarding the overall state of Morgan Stanley’s Cybersecurity Program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
Material cybersecurity risks are addressed by Morgan Stanley management-level ERM committees with escalation to the BOTC and Board, as appropriate. The BOTC has primary responsibility for assisting the Morgan Stanley board in its oversight of significant operational risk exposures of the Firm and its business units, including IT, information security, fraud, third-party oversight, business disruption and resilience, and cybersecurity risks (including review of cybersecurity risks against established risk management methodologies) and the steps management has taken to monitor and control such exposures.
In accordance with its charter, the BOTC receives quarterly reports from (i) Technology, including the CIO or the CISO; (ii) Operations; and (iii) NFR. Such reporting includes updates on Morgan Stanley’s Cybersecurity Program, risks from cybersecurity threats, our programs to address and mitigate the risks associated with the evolving cybersecurity threat environment, and NFR’s assessment of cybersecurity risks. Senior officers in Technology and NFR also provide an annual report to the BOTC on the status of Morgan Stanley’s broader information security program in compliance with the Gramm-Leach-Bliley Act, which includes a discussion of risks arising from cybersecurity threats. At least annually, senior management representatives in Technology and NFR discuss the status of the Cybersecurity Program and key cybersecurity risks with the Morgan Stanley board and, in accordance with such board’s Corporate Governance Policies, all board members are invited to attend BOTC meetings and have access to meeting materials. The BOTC, which meets at least quarterly, also reviews and approves significant policies related to cybersecurity, receives an annual independent assessment of key aspects of Morgan Stanley’s Cybersecurity Program from an independent third party and holds joint meetings with the BAC and BRC, as necessary and appropriate. The chair of the BOTC regularly discusses cybersecurity developments with senior Morgan Stanley management and reports to the Morgan Stanley board on cybersecurity risks and threats and other related matters.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the fiscal year ended December 31, 2024, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.
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
We sell our Units in private offerings in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act, and we are authorized to offer and sell an unlimited number of our Units in such private offerings. There is currently no market for our Units, and we can offer no assurances that a market for our Units will develop in the future.
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
Holders
As of March 4, 2025, we had 10,443,982 holders of record of our Units.
Distribution Policy
To the extent we have income available, we intend to make distributions on a monthly basis to our unitholders. We have elected to be taxed as a RIC under Subchapter M of the Code. To obtain and maintain our RIC tax status, we intend to distribute at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short-term taxable gains) to holders of our Units in respect of each taxable year and to distribute net capital gains (that is, net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions as well as satisfy other applicable requirements under the Code. See Item 1. Business — “Certain Material U.S. Federal Income Tax Considerations.”
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
Unless our unitholders elect to receive their distributions in cash, we intend to make such distributions in additional shares of our common units under our DRIP. See “Item 1. Business—Dividend Reinvestment Plan.”

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
January 29, 2024	January 31, 2024	February 05, 2024	$0.1591	$490
February 27, 2024	February 29, 2024	March 05, 2024	0.1593	551
March 25, 2024	March 31, 2024	April 04, 2024	0.1596	631
April 25, 2024	April 30, 2024	May 03, 2024	0.1594	721
May 28, 2024	May 31, 2024	June 05, 2024	0.1594	809
June 25, 2024	June 30, 2024	July 03, 2024	0.1599	974
July 25, 2024	July 31, 2024	August 05, 2024	0.1599	1,042
August 27, 2024	August 31, 2024	September 05, 2024	0.1601	1,091
September 24, 2024	September 30, 2024	October 03, 2024	0.1605	1,169
October 25, 2024	October 31, 2024	November 05, 2024	0.1608	1,244
November 25, 2024	November 29, 2024	December 04, 2024	0.1600	1,396
December 23, 2024	December 31, 2024	January 06, 2025	0.1598	1,459
Total Distributions			$1.9178	$11,577
The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during the year ended December 31, 2024.

Payment Date	DRIP Units Issued	DRIP Units Value
January 04, 2024	4,483	$90
February 05, 2024	9,919	200
March 05, 2024	11,682	236
April 04, 2024	13,050	263
May 03, 2024	14,667	295
June 05, 2024	18,143	366
July 03, 2024	20,287	410
August 05, 2024	21,181	428
September 05, 2024	22,357	453
October 03, 2024	23,124	470
November 05, 2024	20,994	426
December 04, 2024	24,510	497
Total	204,397	$4,134
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
August 30, 2023	August 31, 2023	September 06, 2023	$0.1498	$196
September 26, 2023	September 30, 2023	October 04, 2023	0.1582	219
October 27, 2023	October 31, 2023	November 03, 2023	0.1590	271
November 28, 2023	November 30, 2023	December 05, 2023	0.1585	309
December 27, 2023	December 31, 2023	January 04, 2024	0.1592	345
Total Distributions			$0.7847	$1,340
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
The following table further summarizes the unit repurchases completed for the year ended December 31, 2024:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 05, 2024	5.00%	$20.13	March 31, 2024	$351	17,435	0.81%	—
June 08, 2024	5.00%	$20.20	June 30, 2024	791	39,147	0.99%	—
September 07, 2024	5.00%	$20.31	September 30, 2024	5,824	286,775	4.74%	—
December 07, 2024	5.00%	$20.28	December 31, 2024	6,487	319,881	4.57%	—
Total				$13,453	663,238
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
Pursuant to the “Order”, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
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
PORTFOLIO AND INVESTMENT ACTIVITY
Our portfolio is presented below:

	December 31, 2024			December 31, 2023(2)
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$267,555	$268,845	99.6%	$51,370	$51,529	100.0%
Other Debt Investments	626	630	0.2	—	—	—
Equity	398	413	0.2	16	16	—	(1)
Total	$268,579	$269,888	100.0%	$51,386	$51,545	100.0%
(1) Amount rounds to less than 0.0%.
(2) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statements of Financial Condition as of December 31, 2023.
Our debt portfolio (excluding our liquid loan portfolio) displayed the following characteristics of each of our investments(1)(2), unless otherwise noted:

	As of
	December 31, 2024	December 31, 2023
Number of portfolio companies	128	41
Number of new investment commitments in portfolio companies	92	42
Number of investment commitments exited or fully repaid	5	1
Percentage of debt investments bearing a floating rate, at fair value	99.8%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.2%	—%
Weighted average yield on debt and income producing investments, at cost(3)	9.7%	12.3%
Weighted average yield on debt and income producing investments, at fair value(3)	9.7%	12.2%
Weighted average 12-month EBITDA	$161.8	$207.0
Median 12-month EBITDA	$111.3	$150.6
Weighted average net leverage through tranche(4)	6.2x	6.0x
Weighted average interest coverage(5)	1.7x	1.5x
Weighted average loan to value(6)	40.4%	45.2%
Percentage of debt investments with one or more financial covenants	50.7%	68.1%
Percentage of our debt investments that are sponsor backed	99.6%	97.9%
Percentage of loans and other debt in support of LBOs and acquisitions	59.7%	66.7%
Percentage of our debt portfolio subject to business cycle volatility	6.1%	1.6%
Percentage of our total portfolio on non-accrual, at cost	—%	—%
Average position size of our investments	$2.1	$1.3
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

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
New investments committed
Gross principal balance(1)	$306,022	$67,885
Net new investments committed	$306,022	$67,885
Investments, at cost
Investments, beginning of period	$51,386	$—
New investments purchased	234,324	53,622
Net accretion of discount on investments	423	84
Payment-in-kind	168	—
Net realized gain (loss) on investments	69	—
Investments sold or repaid	(17,791)	(2,320)
Investments, end of period	$268,579	$51,386
Principal amount of investments funded
First lien debt	235,258	54,774
Other debt investments	589	—
Equity(2)	81	16
Total	$235,928	$54,790
Amount of investments sold/fully repaid, at principal
First lien debt investments	$25,144	$1,900
Total	$25,144	$1,900
(1) Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2) Represents dollar amount of equity investments funded.

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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	December 31, 2024		December 31, 2023
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	—%	$—	—%
Risk rating 2	269,888	100.0	51,545	100.0
Risk rating 3	—	—	—	—
Risk rating 4	—	—	—	—
	$269,888	100.0%	$51,545	100.0%

CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Total investment income	$16,964	$2,276
Less: Net expenses	5,692	741
Net investment income (loss)	11,272	1,535
Less: Excise tax expense	—	8
Net investment income (loss) after taxes	11,272	1,527
Net change in unrealized appreciation (depreciation)	1,221	159
Net realized gain (loss)	73	—
Net increase (decrease) in Members' Capital resulting from operations	$12,566	$1,686
Investment Income
Investment income was as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Investment income:
Interest income	$16,392	$2,203
Payment-in-kind	160	8
Dividend income	6	—
Other income	406	65
Total Investment Income	$16,964	$2,276

In the table above, total investment income increased from $2,276 for the year ended December 31, 2023 to $16,964 for the year ended December 31, 2024. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at cost increased from $51,386 as of December 31, 2023 to $268,579 as of December 31, 2024.

Expenses
Expenses were as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Expenses:
Interest and other financing expenses	$3,597	$713
Management fees	1,449	182
Income based incentive fees	1,439	94
Capital gains incentive fees	161	20
Professional fees	1,089	310
Directors' fees	105	51
Administrative service fees	59	50
Organization and offering costs	54	269
General and other expenses	39	45
Total expenses	$7,992	$1,734
Income based incentive fee waiver (Note 3)	(1,044)	(94)
Expense support (Note 3)	(325)	(717)
Management fees waiver (Note 3)	(931)	(182)
Net expenses	$5,692	$741
Excise tax expense	$—	$8
Interest and Other Financing Expenses
•Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, increased from $713 for the year ended December 31, 2023, to $3,597 for the year ended December 31, 2024. The increase was primarily driven by our increased borrowings. Our debt outstanding (at par) increased from $11,000 as of December 31, 2023 to $91,018 as of December 31, 2024.
Base Management Fee
•For the years ended December 31, 2024 and December 31, 2023, management fees net of waiver was $518 and $—.
Incentive Fee
•For the years ended December 31, 2024 and December 31, 2023, income-based incentive fees net of waiver was $395 and $—. For the years ended December 31, 2024 and December 31, 2023, capital gains incentive fees accrued to the Investment Adviser were $161 and $20, respectively.
Professional Fees, Administrative Service Fee and Other Expenses
•Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company which include costs of a financial printer utilized for certain preparation, printing and distribution services related to the offering materials.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$69	$—
Foreign currency and other transactions	4	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$1,225	$159
Translation of assets and liabilities in foreign currencies	(4)	—
Net realized and unrealized gain (loss)	$1,294	$159

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
As of December 31, 2024, we had approximately $29.1 million of cash, which taken together with our approximately $224.0 million of availability under the SMBC Facility (subject to borrowing base availability) (as defined in Note 6. “Debt” in the notes to the accompanying audited consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of December 31, 2024, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $62.6 million.
Unregistered Sales of Equity Securities
The following table summarizes total Units issued and proceeds received were as follows:

Unit Issuance Date	Class I Units Issued	Proceeds Received
For the year ended December 31, 2024
January 01, 2024	918,507	$18,462
February 01, 2024	366,271	7,373
March 01, 2024	487,396	9,826
April 01, 2024	583,000	11,736
May 01, 2024	524,319	10,555
June 01, 2024	997,355	20,147
July 01, 2024	444,009	8,969
August 01, 2024	277,270	5,606
September 01, 2024	446,941	9,059
October 01, 2024	715,250	14,527
November 01, 2024	972,291	19,728
December 01, 2024	379,861	7,700
Total	7,112,470	$143,688
For the year ended December 31, 2023
July 17, 2023	1,296,063	$25,921
August 01, 2023	8,989	180
September 01, 2023	74,737	1,494
October 01, 2023	337,583	6,779
November 01, 2023	224,264	4,492
December 01, 2023	205,691	4,138
Total	2,147,327	$43,004

Distribution Reinvestment
The following table summarizes our distributions declared and payable were as follows:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the year ended December 31, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1591	$490
February 27, 2024	February 29, 2024	March 05, 2024	0.1593	551
March 25, 2024	March 31, 2024	April 04, 2024	0.1596	631
April 25, 2024	April 30, 2024	May 03, 2024	0.1594	721
May 28, 2024	May 31, 2024	June 05, 2024	0.1594	809
June 25, 2024	June 30, 2024	July 03, 2024	0.1599	974
July 25, 2024	July 31, 2024	August 05, 2024	0.1599	1,042
August 27, 2024	August 31, 2024	September 05, 2024	0.1601	1,091
September 24, 2024	September 30, 2024	October 03, 2024	0.1605	1,169
October 25, 2024	October 31, 2024	November 05, 2024	0.1608	1,244
November 25, 2024	November 29, 2024	December 04, 2024	0.1600	1,396
December 23, 2024	December 31, 2024	January 06, 2025	0.1598	1,459
Total Distributions			$1.9178	$11,577
For the year ended December 31, 2023
August 30, 2023	August 31, 2023	September 06, 2023	$0.1498	$196
September 26, 2023	September 30, 2023	October 04, 2023	0.1582	219
October 27, 2023	October 31, 2023	November 03, 2023	0.1590	271
November 28, 2023	November 30, 2023	December 05, 2023	0.1585	309
December 27, 2023	December 31, 2023	January 04, 2024	0.1592	345
Total Distributions			$0.7847	$1,340
We have adopted an “opt out” distribution reinvestment plan (“DRIP”). As a result, unless unitholders elect to “opt out” of the DRIP, unitholders will have their cash dividends or distributions automatically reinvested in additional units of the same class of units to which the distribution relates, rather than receiving cash. Unitholders who receive distributions in the form of Units will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those unitholders will not receive cash with which to pay any applicable taxes.

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP were as follow:

Payment Date	DRIP Units Issued	DRIP Units Value
For the year ended December 31, 2024
January 04, 2024	4,483	$90
February 05, 2024	9,919	200
March 05, 2024	11,682	236
April 04, 2024	13,050	263
May 03, 2024	14,667	295
June 05, 2024	18,143	366
July 03, 2024	20,287	410
August 05, 2024	21,181	428
September 05, 2024	22,357	453
October 03, 2024	23,124	470
November 05, 2024	20,994	426
December 04, 2024	24,510	497
Total	204,397	$4,134
For the year ended December 31, 2023
September 06, 2023	974	19
October 04, 2023	1,646	33
November 03, 2023	2,825	57
December 05, 2023	3,852	78
Total	9,297	$187
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
The following table further summarizes the unit repurchases completed for the year ended December 31, 2024:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 05, 2024	5.00%	$20.13	March 31, 2024	$351	17,435	0.81%	—
June 08, 2024	5.00%	$20.20	June 30, 2024	791	39,147	0.99%	—
September 07, 2024	5.00%	$20.31	September 30, 2024	5,824	286,775	4.74%	—
December 07, 2024	5.00%	$20.28	December 31, 2024	6,487	319,881	4.57%	—
Total				$13,453	663,238
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
For the year ended December 31, 2023, no units were repurchased.

Debt
Our outstanding debt obligations were as follows:

	December 31, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility	$315,000	$91,018	$223,982	$100,000	$11,000	$89,000
For further details, see Note 6 “Debt” to our consolidated financial statements included in this report.

RECENT DEVELOPMENTS
January Issuances and Distribution Declarations
Pursuant to our continuous private offering, we issued approximately 943,938 Units for an aggregate offering price of $19.1 million effective January 1, 2025.
On January 27, 2025, we declared a distribution in the amount of $0.1430 per unit and payable on February 5, 2025 to unitholders of record as of January 31, 2025.
On January 27, 2025, we also declared a special distribution in the amount of $0.0507 per unit. The distribution will be payable on or around April 3, 2025 to unitholders of record as of March 31, 2025.
February Issuances and Distribution Declaration
Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $12.9 million effective February 1, 2025.
On February 27, 2025, we declared a distribution in the amount of $0.1429 per unit and payable on March 5, 2025 to unitholders of record as of February 27, 2025.
March Issuances
Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $15.1 million effective March 1, 2025.
Multi-Class Relief
We have applied for exemptive relief from the SEC that, if granted, will permit us to issue multiple classes of units with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at our discretion. The SEC has not yet granted such exemptive relief, and there is no assurance that such relief will be granted.

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
We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to "Note 5—Fair Value Measurements" included in the notes to the consolidated financial statements in Part II, Item 8 of this report.
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

MS Credit Partners Holdings, an indirect wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements to purchase Units up to an aggregate amount of $25,000 or such amount so that the Company is not considered to be “controlled” by Morgan Stanley or its affiliates for purposes of the Bank Holding Company Act of 1956, as amended from time to time. As of December 31, 2024, MS Credit Partners Holdings, has made an aggregate capital contribution of $6,263, in exchange for 310,893 Units. MS Credit Partners Holdings, Inc. has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
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
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” of our Form 10-K and “Part I, Item 1A. Risk Factors—General Risk Factors—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our Form 10-K.
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

As of December 31, 2024, approximately 99.8% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of December 31, 2024, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2024) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$8,101	$(2,733)	$5,368
Up 200 basis points	$5,401	$(1,822)	$3,579
Up 100 basis points	$2,700	$(911)	$1,789
Up 25 basis points	$675	$(228)	$447
Down 25 basis points	$(675)	$228	$(447)
Down 100 basis points	$(2,700)	$911	$(1,789)
Down 200 basis points	$(5,401)	$1,822	$(3,579)
Down 300 basis points	$(8,101)	$2,733	$(5,368)
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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of North Haven Private Income Fund A LLC
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of financial condition of North Haven Private Income Fund A LLC and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in members’ capital, cash flows and financial highlights for the years ended December 31, 2024 and 2023, and the period from November 30, 2022 (inception) to December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements and financial highlights”). In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in members’ capital, cash flows, and financial highlights for each of the two years ended December 31, 2024, and the period from November 30, 2022 (inception) to December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023 by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/Deloitte & Touche LLP

New York, NY
March 4, 2025

We have served as the Company's auditor since 2023.

North Haven Private Income Fund A LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	December 31, 2024	December 31, 2023
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $268,579 and $51,386)	$269,888	$51,545
Cash	29,112	21,310
Deferred financing costs	2,378	1,216
Deferred offering costs	—	65
Interest and dividend receivable from non-controlled/non-affiliated investments	1,903	354
Receivable for investments sold	17	—
Prepaid expenses and other assets	12	87
Total assets	303,310	74,577

Liabilities
Debt	91,018	11,000
Payable for investments purchased	4,529	—
Payable to affiliates (Note 3)	40	807
Distributions payable	1,459	344
Management fees payable	518	—
Subscriptions received in advance (Note 8)	19,143	18,462
Payable for units repurchased	6,487	—
Capital gains based incentive fee payable	182	20
Interest and financing costs payable	177	305
Income based incentive fees payable	395	—
Accrued expenses and other liabilities	636	271
Total liabilities	124,584	31,209

Commitments and contingencies (Note 7)

Members' Capital
Common units, par value $0.001 per unit (8,811,503 and 2,157,873 units issued and outstanding)	9	2
Paid-in capital in excess of par value	177,322	43,012
Net distributable earnings (accumulated losses)	1,395	354
Total members' capital	$178,726	$43,368
Total liabilities and members' capital	$303,310	$74,577
Net asset value per unit	$20.28	$20.10

The accompanying notes are an integral part of these audited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Statements of Operation
(In thousands, except unit and per unit amounts)

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from November 30, 2022 (inception) to December 31, 2022
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$16,392	$2,203	$—
Payment-in-kind	160	8	—
Dividend income	6	—	—
Other income	406	65	—
Total investment income	16,964	2,276	—
Expenses:
Interest expense and other financing expenses	3,597	713	—
Management fees	1,449	182	—
Income based incentive fees	1,439	94	—
Capital gains incentive fees	161	20	—
Professional fees	1,089	310	—
Directors' fees	105	51	—
Administrative service fees	59	50	—
Organization and offering costs	54	269	194
General and other expenses	39	45	—
Total expenses	7,992	1,734	194
Income based incentive fee waiver (Note 3)	(1,044)	(94)	—
Expense support (Note 3)	(325)	(717)	—
Management fees waiver (Note 3)	(931)	(182)	—
Net expenses	5,692	741	194
Net investment income (loss)	11,272	1,535	(194)
Excise tax expense	—	8	—
Net investment income (loss) after taxes	11,272	1,527	(194)

Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	69	—	—
Foreign currency and other transactions	4	—	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	1,225	159	—
Translation of assets and liabilities in foreign currencies	(4)	—	—
Net realized and unrealized gain (loss)	$1,294	$159	$—
Net increase (decrease) in members' capital resulting from operations	$12,566	$1,686	$(194)

Net investment income (loss) per unit (basic and diluted)	$1.87	$0.92	$—
Earnings (loss) per unit (basic and diluted)	$2.08	$1.01	$—
Weighted average units outstanding:	6,036,393	1,667,184	—

North Haven Private Income Fund A LLC
Consolidated Statements of Changes in Members’ Capital
(In thousands)

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from November 30, 2022 (inception) to December 31, 2022
Members' Capital at beginning of period:	$43,368	$(194)	$—
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	11,272	1,527	(194)
Net realized gain (loss)	73	—	—
Net change in unrealized appreciation (depreciation)	1,221	159	—
Net increase (decrease) in members’ capital resulting from operations	12,566	1,686	(194)

Distributions to Unitholders from:
Distributable earnings	(11,577)	(1,340)	—

Capital transactions:
Issuance of units	143,688	43,029	—
Reinvestment of dividends	4,134	187	—
Repurchased units	(13,453)	—	—
Net increase in members' capital resulting from capital transactions	134,369	43,216	—
Total increase (decrease) in members' capital	135,358	43,562	(194)
Members' capital at end of period	$178,726	$43,368	$(194)
Distributions per unit	$1.92	$0.78	$—

The accompanying notes are an integral part of these audited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from November 30, 2022 (inception) to December 31, 2022
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$12,566	$1,686	$(194)
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(1,225)	(159)	—
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	4	—	—
Net realized (gain) loss on investments	(69)	—	—
Net realized (gain) loss on foreign currency and other transactions	(4)	—	—
Net accretion of discount and amortization of premium on investments	(423)	(84)	—
Payment-in-kind interest and dividend capitalized	(168)	—	—
Amortization of deferred financing costs	396	104	—
Amortization of deferred offering costs	65	35	—
Purchases of investments and change in payable for investments purchased	(229,792)	(53,622)	—
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	17,773	2,320	—
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(1,549)	(354)	—
(Increase) decrease in prepaid expenses and other assets	75	(87)	—
(Decrease) increase in payable to affiliates	(767)	807	—
(Decrease) increase in management fees payable	518	—	—
(Decrease) increase in incentive fees payable	557	20	—
(Decrease) increase in interest payable	(128)	55	—
(Decrease) increase in accrued expenses and other liabilities	365	77	194
Net cash provided by (used in) operating activities	(201,806)	(49,202)	—

Cash flows from financing activities:
Borrowings on debt	$153,688	$23,000	$—
Repayments on debt	(73,600)	(12,000)	—
Deferred financing costs paid	(1,558)	(1,070)	—
Dividend paid in cash	(6,329)	(809)	—
Proceeds from issuance of Units	125,226	43,029	—
Subscriptions received in advance	19,143	18,462	—
Repurchases of Units	(6,966)	—	—
Offering costs paid	—	(100)	—

North Haven Private Income Fund A LLC
Consolidated Statements of Cash Flows
(In thousands)

Net cash provided by (used in) financing activities	209,604	70,512	—
Net increase (decrease) in cash	7,798	21,310	—
Effect of foreign exchange rate changes on cash	4	—	—
Cash at beginning of period	21,310	—	—
Cash at end of period	$29,112	$21,310	$—

Supplemental information and non-cash activities:
Excise tax paid	$7	$—	$—
Interest expense paid	$3,079	$554	$—
Distribution reinvestment	$4,134	$187	$—
Distributions payable	$1,459	$344	$—
Accrued but unpaid deferred financing costs	$—	$250	$—
Accrued but unpaid repurchases of common units	$6,487	$—	$—

The accompanying notes are an integral part of these audited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Mantech International CP	(6) (8)	First Lien Debt	S +	5.00%	9.59%	09/14/2029	1,911	$1,911	$1,911	1.07%
Mantech International CP	(6) (8) (14)	First Lien Debt	S +	5.00%	9.59%	09/14/2029	—	—	—	—
Mantech International CP	(6) (8) (14)	First Lien Debt	S +	5.00%	9.59%	09/14/2028	—	—	—	—
								1,911	1,911	1.07
Automobile Components
LTI Holdings, Inc.		First Lien Debt	S +	4.75%	9.11%	07/19/2029	998	1,005	998	0.56
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.50%	10.17%	08/05/2028	755	741	730	0.41
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.50%	10.17%	08/05/2028	166	163	161	0.09
Sonny's Enterprises, LLC	(6) (7) (14)	First Lien Debt	S +	5.50%	10.17%	08/05/2027	36	34	31	0.02
								1,943	1,920	1.07
Automobiles
COP Collisionright Parent, LLC	(6) (7)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	776	762	767	0.43
COP Collisionright Parent, LLC	(6) (7) (14)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	227	221	222	0.12
COP Collisionright Parent, LLC	(6) (7) (14)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	19	17	17	0.01
Drivecentric Holdings, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.27%	08/15/2031	4,412	4,369	4,408	2.47
Drivecentric Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.27%	08/15/2031	—	(5)	—	—
Turbo Buyer, Inc.	(6) (7)	First Lien Debt	S +	6.00%	10.48%	12/02/2025	751	746	726	0.41
Turbo Buyer, Inc.	(6) (7)	First Lien Debt	S +	6.00%	10.48%	12/02/2025	1,056	1,049	1,020	0.57
Vehlo Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	350	347	348	0.19
Vehlo Purchaser, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	85	75	73	0.04
Vehlo Purchaser, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	—	—	—	—
								7,581	7,581	4.24
Biotechnology
GraphPad Software, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	7,405	7,370	7,405	4.14
GraphPad Software, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	11	10	11	0.01
GraphPad Software, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	—	—	—	—
								7,380	7,416	4.15
Building Products
Project Potter Buyer, LLC	(6) (7)	First Lien Debt	S +	6.00%	10.33%	04/23/2027	6,766	6,766	6,766	3.79
Project Potter Buyer, LLC	(6) (7) (14)	First Lien Debt	S +	6.00%	10.33%	04/23/2026	—	—	—	—
								6,766	6,766	3.79
Chemicals
Tank Holding Corp.	(6) (8)	First Lien Debt	S +	5.75%	10.31%	03/31/2028	2,789	2,720	2,746	1.54
Tank Holding Corp.	(6) (8) (14)	First Lien Debt	S +	5.75%	10.31%	03/31/2028	199	194	197	0.11
								2,914	2,943	1.65

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Commercial Services & Supplies
Allied Universal Holdco, LLC	(9)	First Lien Debt	S +	3.75%	8.21%	05/12/2028	992	$995	$995	0.56%
Belfor Holdings, Inc.		First Lien Debt	S +	3.75%	8.11%	11/01/2030	997	1,007	1,007	0.56
Consor Intermediate II, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	753	746	749	0.42
Consor Intermediate II, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	—	(3)	(4)	—
Consor Intermediate II, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	—	(2)	(1)	—
CRCI Longhorn Holdings, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	2,824	2,796	2,824	1.58
CRCI Longhorn Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	—	(3)	—	—
CRCI Longhorn Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	212	207	212	0.12
Helios Service Partners, LLC	(6) (7)	First Lien Debt	S +	5.00%	9.59%	03/19/2027	242	238	242	0.14
Helios Service Partners, LLC	(6) (7) (14)	First Lien Debt	S +	5.00%	9.59%	03/19/2027	395	385	391	0.22
Helios Service Partners, LLC	(6) (7) (14)	First Lien Debt	S +	5.00%	9.59%	03/19/2027	—	(1)	—	—
Hercules Borrower, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.68%	12/15/2026	243	233	235	0.13
HSI Halo Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.59%	06/30/2031	7,450	7,379	7,450	4.17
HSI Halo Acquisition, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.59%	06/30/2031	16	15	16	0.01
HSI Halo Acquisition, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.59%	06/28/2030	—	(1)	—	—
Iris Buyer, LLC	(6) (7)	First Lien Debt	S +	6.25%	10.84%	10/02/2030	1,382	1,349	1,382	0.77
Iris Buyer, LLC	(6) (7) (14)	First Lien Debt	S +	6.25%	10.84%	10/02/2030	130	126	130	0.07
Iris Buyer, LLC	(6) (7) (14)	First Lien Debt	S +	6.25%	10.84%	10/02/2029	—	(4)	—	—
Pye-Barker Fire & Safety, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.83%	05/26/2031	1,755	1,755	1,755	0.98
Pye-Barker Fire & Safety, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.83%	05/26/2031	250	245	250	0.14
Pye-Barker Fire & Safety, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.83%	05/24/2030	30	28	30	0.02
Routeware, Inc.	(6) (7)	First Lien Debt	S +	5.25%	9.60%	09/18/2031	3,182	3,151	3,182	1.78
Routeware, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.60%	09/18/2031	—	(7)	—	—
Routeware, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.60%	09/18/2031	—	(3)	—	—
Transit Technologies, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.51%	08/20/2031	2,545	2,521	2,545	1.42
Transit Technologies, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.51%	08/20/2031	—	(4)	—	—
Transit Technologies, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.51%	08/20/2030	—	(5)	—	—
Vensure Employer Services, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.33%	09/29/2031	1,993	1,974	1,993	1.12
Vensure Employer Services, Inc.	(6) (9) (14)	First Lien Debt	S +	5.00%	9.33%	09/29/2031	77	74	77	0.04
VRC Companies, LLC	(6) (7)	First Lien Debt	S +	5.75%	10.27%	06/29/2027	2,896	2,887	2,896	1.62
VRC Companies, LLC	(6) (7)	First Lien Debt	S +	5.75%	10.27%	06/29/2027	251	248	251	0.14
VRC Companies, LLC	(6) (7) (14)	First Lien Debt	S +	5.75%	10.27%	06/29/2027	—	—	—	—
								28,326	28,607	16.01
Construction & Engineering
Arcoro Holdings Corp.	(6) (7)	First Lien Debt	S +	5.50%	9.83%	03/28/2030	1,730	1,699	1,718	0.96
Arcoro Holdings Corp.	(6) (7) (14)	First Lien Debt	S +	5.50%	9.83%	03/28/2030	—	(4)	(2)	—

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Superman Holdings, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	2,673	$2,660	$2,673	1.50%
Superman Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	—	(2)	—	—
Superman Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	—	(2)	—	—
								4,351	4,389	2.46
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (8)	First Lien Debt	S +	5.50%	10.09%	02/03/2031	2,240	2,221	2,228	1.25
PDI TA Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	5.50%	10.09%	02/03/2031	291	286	288	0.16
PDI TA Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	5.50%	10.09%	02/03/2031	—	(2)	(1)	—
								2,505	2,515	1.41
Containers & Packaging
BP Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.50%	10.16%	12/11/2028	1,876	1,854	1,740	0.97
Proampac PG Borrower, LLC	(8)	First Lien Debt	S +	4.00%	8.60%	09/15/2028	496	499	497	0.28
								2,353	2,237	1.25
Distributors
Avalara, Inc.	(6) (8)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	1,091	1,085	1,091	0.61
Avalara, Inc.	(6) (14)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	—	(1)	—	—
Bradyplus Holdings, LLC	(6) (7)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	1,788	1,758	1,788	1.00
Bradyplus Holdings, LLC	(6) (7) (14)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	11	11	11	0.01
								2,853	2,890	1.62
Diversified Consumer Services
Any Hour, LLC	(6)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	2,360	2,328	2,335	1.31
Any Hour, LLC	(6) (14)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	67	62	60	0.03
Any Hour, LLC	(6) (14)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	166	162	163	0.09
Any Hour, LLC	(6)	Other Debt		13.00% PIK	13.00%	05/23/2031	637	626	630	0.35
Eclipse Buyer, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.26%	09/08/2031	943	934	943	0.53
Eclipse Buyer, Inc.	(6) (9) (14)	First Lien Debt	S +	4.75%	9.26%	09/08/2031	—	(1)	—	—
Eclipse Buyer, Inc.	(6) (9) (14)	First Lien Debt	S +	4.75%	9.26%	09/06/2031	—	(1)	—	—
Essential Services Holding Corporation	(6) (8)	First Lien Debt	S +	5.00%	9.65%	06/17/2031	9,850	9,757	9,850	5.51
Essential Services Holding Corporation	(6) (8) (14)	First Lien Debt	S +	5.00%	9.65%	06/17/2031	—	—	—	—
Essential Services Holding Corporation	(6) (8) (14)	First Lien Debt	S +	5.00%	9.65%	06/17/2030	—	(1)	—	—
EVDR Purchaser, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	2,044	2,006	2,044	1.14
EVDR Purchaser, Inc.	(6) (8) (14)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	—	(5)	—	—
EVDR Purchaser, Inc.	(6) (8) (14)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	59	53	59	0.03
Vertex Service Partners, LLC	(6) (8)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	312	305	312	0.17
Vertex Service Partners, LLC	(6) (8) (14)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	621	603	616	0.34
Vertex Service Partners, LLC	(6) (8) (14)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	72	70	72	0.04
								16,898	17,084	9.56

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Electric Utilities
Kohler Energy Co, LLC		First Lien Debt	S +	3.75%	8.11%	05/01/2031	918	$930	$916	0.51%

Electrical Equipment
Spark Buyer, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	781	770	770	0.43
Spark Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(3)	(3)	—
Spark Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(2)	(2)	—
								765	765	0.43
Electronic Equipment, Instruments & Components
Chamberlain Group, Inc.	(10)	First Lien Debt	S +	3.25%	7.71%	11/03/2028	997	1,003	1,002	0.56
DG Investment Intermediate Holdings 2, Inc.	(10)	First Lien Debt	S +	3.75%	8.22%	03/31/2028	499	504	503	0.28
Magneto Components Buyco, LLC	(6) (8)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/05/2030	2,567	2,510	2,549	1.43
Magneto Components Buyco, LLC	(6) (8) (14)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/05/2030	—	(5)	(3)	—
Magneto Components Buyco, LLC	(6) (8) (14)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/05/2029	—	(9)	(3)	—
NSI Holdings, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	4,421	4,378	4,378	2.45
NSI Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(4)	(4)	—
NSI Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(8)	(8)	—
								8,369	8,414	4.71
Financial Services
MAI Capital Management Intermediate, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	1,544	1,529	1,544	0.86
MAI Capital Management Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	289	283	289	0.16
MAI Capital Management Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	46	43	46	0.03
PMA Parent Holdings, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.83%	01/31/2031	2,102	2,071	2,071	1.16
PMA Parent Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.50%	9.83%	01/31/2031	—	(2)	(2)	—
RFS Opco, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.08%	04/04/2031	1,496	1,482	1,490	0.83
RFS Opco, LLC	(6) (9) (14)	First Lien Debt	S +	3.50%	7.83%	04/04/2029	270	257	264	0.15
Trintech, Inc.	(6) (7)	First Lien Debt	S +	5.50%	9.86%	07/25/2029	1,839	1,794	1,812	1.01
Trintech, Inc.	(6) (7) (14)	First Lien Debt	S +	5.50%	9.86%	07/25/2029	41	38	39	0.02
								7,495	7,553	4.23
Ground Transportation
SV Newco 2, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	1,496	1,475	1,484	0.83
SV Newco 2, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	—	(6)	(7)	—
SV Newco 2, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	—	(8)	(4)	—
								1,461	1,473	0.82

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Health Care Equipment & Supplies
Journey Personal Care Corp.	(8)	First Lien Debt	S +	3.75%	8.11%	03/01/2028	995	$998	$994	0.56%
Medline Borrower, LP	(9)	First Lien Debt	S +	2.25%	6.61%	10/23/2028	993	998	995	0.56
Tidi Legacy Products, Inc.	(6) (7)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	1,363	1,339	1,361	0.76
Tidi Legacy Products, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(3)	(1)	—
Tidi Legacy Products, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(4)	—	—
YI, LLC	(6) (7)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	1,694	1,665	1,694	0.95
YI, LLC	(6) (7) (14)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	—	(3)	—	—
YI, LLC	(6) (7) (14)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	—	(5)	—	—
								4,985	5,043	2.82
Health Care Providers & Services
DCA Investment Holdings, LLC	(6) (8)	First Lien Debt	S +	6.50%	10.77%	04/03/2028	2,045	2,018	2,029	1.14
Gateway US Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	1,404	1,382	1,404	0.79
Gateway US Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	423	418	423	0.24
Gateway US Holdings, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	—	(1)	—	—
iCIMS, Inc.	(6) (8)	First Lien Debt	S +	5.75%	10.38%	08/18/2028	949	943	949	0.53
iCIMS, Inc.	(6) (8) (14)	First Lien Debt	S +	5.75%	10.38%	08/18/2028	17	16	17	0.01
Imagine 360, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	3,242	3,211	3,242	1.81
Imagine 360, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	—	(2)	—	—
Imagine 360, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	—	(3)	—	—
Invictus Buyer, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	1,616	1,601	1,611	0.90
Invictus Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	—	(3)	(2)	—
Invictus Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	—	(2)	(1)	—
PPV Intermediate Holdings, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.52%	08/31/2029	668	664	668	0.37
								10,242	10,340	5.79
Health Care Technology
Athenahealth, Inc.	(9)	First Lien Debt	S +	3.25%	7.61%	02/15/2029	992	992	993	0.56
Cotiviti Corporation		First Lien Debt	S +	2.75%	7.30%	05/01/2031	993	997	997	0.56
Hyland Software, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.36%	09/19/2030	2,831	2,798	2,831	1.58
Hyland Software, Inc.	(6) (8) (14)	First Lien Debt	S +	6.00%	10.36%	09/19/2029	—	(1)	—	—
Imprivata, Inc.	(9)	First Lien Debt	S +	3.50%	8.09%	12/01/2027	496	500	499	0.28
								5,286	5,320	2.98
Household Products
Kronos Acquisition Holdings, Inc.		First Lien Debt	S +	4.00%	8.58%	07/08/2031	995	991	937	0.52
Industrial Conglomerates
Aptean, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.59%	01/30/2031	1,521	1,508	1,519	0.85

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Aptean, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.59%	01/30/2031	25	$24	$25	0.01%
Aptean, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.59%	01/30/2031	—	(1)	—	—
								1,531	1,544	0.86
Insurance Services
Alliant Holdings Intermediate, LLC		First Lien Debt	S +	2.75%	7.11%	09/19/2031	995	1,001	996	0.56
Amerilife Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.70%	08/31/2029	2,383	2,383	2,383	1.33
Foundation Risk Partners Corp.	(6) (8) (14)	First Lien Debt	S +	5.25%	9.58%	10/29/2029	—	(2)	—	—
Galway Borrower, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.83%	09/29/2028	369	363	369	0.21
Galway Borrower, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.83%	09/29/2028	610	606	610	0.34
Higginbotham Insurance Agency, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.86%	11/24/2028	4,771	4,761	4,750	2.66
Higginbotham Insurance Agency, Inc.	(6) (7) (14)	First Lien Debt	S +	4.50%	8.86%	11/24/2028	275	270	271	0.15
High Street Buyer, Inc.	(6) (8) (14)	First Lien Debt	S +	5.25%	9.58%	04/14/2028	—	(8)	(3)	—
HUB International Limited		First Lien Debt	S +	2.75%	7.37%	06/20/2030	496	500	499	0.28
Inszone Mid, LLC	(6) (7)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	930	914	930	0.52
Inszone Mid, LLC	(6) (7) (14)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	780	765	780	0.44
Inszone Mid, LLC	(6) (7) (14)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	—	(2)	—	—
Integrity Marketing Acquisition, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.51%	08/25/2028	4,939	4,939	4,939	2.76
Integrity Marketing Acquisition, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	9.51%	08/25/2028	—	—	—	—
Peter C. Foy & Associates Insurance Services, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.83%	11/01/2028	592	583	592	0.33
Peter C. Foy & Associates Insurance Services, LLC	(6) (8) (14)	First Lien Debt	S +	5.50%	9.83%	11/01/2028	694	688	691	0.39
RSC Acquisition, Inc.	(6) (7)	First Lien Debt	S +	4.75%	9.21%	11/01/2029	172	171	172	0.10
RSC Acquisition, Inc.	(6) (8)	First Lien Debt	S +	4.75%	9.21%	11/01/2029	415	412	415	0.23
USI, Inc.		First Lien Debt	S +	2.25%	6.58%	09/27/2030	993	997	990	0.55
World Insurance Associates, LLC	(6) (7)	First Lien Debt	S +	6.00%	10.34%	04/03/2028	3,465	3,436	3,436	1.92
								22,777	22,820	12.77
IT Services
Apollo Acquisition, Inc.	(6)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	4,031	3,991	3,991	2.23
Apollo Acquisition, Inc.	(6) (14)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	—	(7)	(7)	—
Apollo Acquisition, Inc.	(6) (14)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(5)	(5)	—
Asurion, LLC		First Lien Debt	S +	4.25%	8.61%	09/19/2030	995	989	991	0.55
GI DI Cornfield Acquisition, LLC	(6)	First Lien Debt	S +	4.50%	8.96%	03/09/2028	3,880	3,830	3,842	2.15
GI DI Cornfield Acquisition, LLC	(6) (14)	First Lien Debt	S +	4.50%	8.96%	03/09/2028	—	(13)	(19)	(0.01)
Ridge Trail US Bidco, Inc.	(6) (7) (11)	First Lien Debt	S +	4.50%	8.83%	09/30/2031	3,425	3,375	3,416	1.91
Ridge Trail US Bidco, Inc.	(6) (7) (11) (14)	First Lien Debt	S +	4.50%	8.83%	09/30/2031	—	(9)	(3)	—
Ridge Trail US Bidco, Inc.	(6) (7) (11) (14)	First Lien Debt	S +	4.50%	8.83%	03/31/2031	106	101	105	0.06
Sedgwick Claims Management Services, Inc.		First Lien Debt	S +	3.00%	7.59%	07/31/2031	995	1,001	1,000	0.56
								13,253	13,311	7.45

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Leisure Products
Recess Holdings, Inc.	(10)	First Lien Debt	S +	4.50%	9.09%	02/20/2030	996	$1,007	$1,005	0.56%

Life Sciences Tools & Services
Model N, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	6,831	6,766	6,831	3.82
Model N, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	—	—	—	—
Model N, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	—	(1)	—	—
								6,765	6,831	3.82
Machinery
AI Aqua Merger Sub, Inc.	(9)	First Lien Debt	S +	3.50%	8.05%	07/31/2028	498	500	498	0.28
Chase Intermediate, LLC	(6) (14)	First Lien Debt	S +	4.75%	9.08%	10/30/2028	284	279	283	0.16
Chase Intermediate, LLC	(6) (14)	First Lien Debt	S +	4.75%	9.08%	10/30/2028	—	(1)	—	—
CPM Holdings, Inc.	(9)	First Lien Debt	S +	4.50%	9.05%	09/28/2028	496	497	480	0.27
Engineered Machinery Holdings, Inc.	(8)	First Lien Debt	S +	3.75%	8.34%	05/19/2028	995	1,000	1,000	0.56
Icebox Holdco III, Inc.	(10)	First Lien Debt	S +	3.50%	8.09%	12/22/2028	499	504	502	0.28
TK Elevator US Newco, Inc.	(9)	First Lien Debt	S +	3.50%	8.59%	04/30/2030	995	1,004	1,002	0.56
								3,783	3,765	2.11
Media
Aragorn Parent Corporation	(10)	First Lien Debt	S +	4.00%	8.34%	12/15/2028	997	1,007	1,003	0.56

Multi-Utilities
AWP Group Holdings, Inc.	(6) (7)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	1,867	1,842	1,867	1.04
AWP Group Holdings, Inc.	(6) (7)(14)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	1,010	990	1,010	0.57
AWP Group Holdings, Inc.	(6) (7) (14)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	11	7	11	0.01
								2,839	2,888	1.62
Professional Services
Accordion Partners, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	5,870	5,812	5,812	3.25
Accordion Partners, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(5)	(5)	—
Accordion Partners, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(6)	(6)	—
Ascend Partner Services, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	1,960	1,941	1,960	1.10
Ascend Partner Services, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	—	(16)	—	—
Ascend Partner Services, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	404	398	404	0.23
Bullhorn, Inc.	(6) (7)	First Lien Debt	S +	5.00%	9.36%	10/01/2029	1,047	1,039	1,047	0.59
Bullhorn, Inc.	(6) (7)(14)	First Lien Debt	S +	5.00%	9.36%	10/01/2029	389	387	389	0.22
Bullhorn, Inc.	(6) (7) (14)	First Lien Debt	S +	5.00%	9.36%	10/01/2029	—	—	—	—
Carr, Riggs and Ingram Capital, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	3,450	3,416	3,416	1.91
Carr, Riggs and Ingram Capital, LLC	(6) (9) (14)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	—	(9)	(9)	(0.01)

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Carr, Riggs and Ingram Capital, LLC	(6) (9) (14)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	100	$92	$92	0.05%
Crisis Prevention Institute, Inc.	(6) (9)	First Lien Debt	S +	4.00%	8.39%	04/09/2031	1,000	995	1,000	0.56
GPS Merger Sub, LLC	(6) (7)	First Lien Debt	S +	6.00%	10.36%	10/02/2029	1,284	1,262	1,284	0.72
GPS Merger Sub, LLC	(6) (7) (14)	First Lien Debt	S +	6.00%	10.36%	10/02/2029	—	(3)	—	—
GPS Merger Sub, LLC	(6) (7) (14)	First Lien Debt	S +	6.00%	10.36%	10/02/2029	—	(4)	—	—
IG Investment Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.57%	09/22/2028	4,494	4,451	4,451	2.49
IG Investment Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	9.57%	09/22/2028	—	(5)	(5)	—
KENG Acquisition, Inc.	(6) (7)	First Lien Debt	S +	5.00%	9.36%	08/01/2029	286	281	285	0.16
KENG Acquisition, Inc.	(6) (7) (14)	First Lien Debt	S +	5.00%	9.36%	08/01/2029	98	94	96	0.05
KENG Acquisition, Inc.	(6) (7) (14)	First Lien Debt	S +	5.00%	9.36%	08/01/2029	—	(2)	—	—
UHY Advisors, Inc.	(6) (8)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	2,208	2,186	2,186	1.22
UHY Advisors, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(11)	(11)	(0.01)
UHY Advisors, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(6)	(6)	—
Verdantas, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.45%	05/06/2031	2,735	2,697	2,707	1.51
Verdantas, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.45%	05/06/2031	116	113	114	0.06
Verdantas, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	9.45%	05/06/2030	—	(4)	(3)	—
								25,093	25,198	14.10
Real Estate Management & Development
Associations, Inc.	(6) (7)	First Lien Debt	S +	6.50%	11.32%	07/03/2028	871	871	871	0.49
Associations, Inc.	(6) (7) (14)	First Lien Debt	S +	6.50%	11.32%	07/03/2028	11	11	11	0.01
Associations, Inc.	(6) (7) (14)	First Lien Debt	S +	6.50%	11.32%	07/03/2028	27	27	27	0.02
MRI Software, LLC	(6) (7)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	5,794	5,808	5,790	3.24
MRI Software, LLC	(6) (7) (14)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	4	4	4	—
MRI Software, LLC	(6) (7) (14)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	10	9	10	0.01
								6,730	6,713	3.76
Software
Artifact Bidco, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.83%	07/01/2031	2,113	2,093	2,113	1.18
Artifact Bidco, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.83%	07/01/2031	—	(2)	—	—
Artifact Bidco, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.83%	07/01/2031	—	(3)	—	—
AuditBoard, Inc.	(6) (7)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	3,600	3,566	3,600	2.01
AuditBoard, Inc.	(6) (7) (14)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	—	(8)	—	—
AuditBoard, Inc.	(6) (7) (14)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	—	(6)	—	—
Central Parent, Inc.	(9)	First Lien Debt	S +	3.25%	7.58%	07/06/2029	499	502	491	0.27
Cloud Software Group, Inc.	(9)	First Lien Debt	S +	3.50%	7.83%	03/30/2029	371	370	371	0.21
Coupa Holdings, LLC	(6) (8)	First Lien Debt	S +	5.50%	10.09%	02/27/2030	1,633	1,606	1,626	0.91
Coupa Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.50%	10.09%	02/27/2030	—	(1)	(1)	—
Coupa Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.50%	10.09%	02/27/2029	—	(2)	(1)	—

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Diligent Corporation	(6) (8)	First Lien Debt	S +	5.00%	10.09%	08/02/2030	5,628	$5,589	$5,628	3.15%
Diligent Corporation	(6) (8) (14)	First Lien Debt	S +	5.00%	10.09%	08/02/2030	—	(6)	—	—
Diligent Corporation	(6) (8) (14)	First Lien Debt	S +	5.00%	10.09%	08/02/2030	—	(4)	—	—
E-Discovery AcquireCo, LLC	(6) (7)	First Lien Debt	S +	6.25%	10.70%	08/29/2029	1,458	1,440	1,453	0.81
E-Discovery AcquireCo, LLC	(6) (7) (14)	First Lien Debt	S +	6.25%	10.70%	08/29/2029	—	(1)	—	—
Epicor Software Corporation	(8)	First Lien Debt	S +	2.75%	7.11%	05/30/2031	499	500	502	0.28
Everbridge Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	7,850	7,813	7,850	4.39
Everbridge Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	42	42	42	0.02
Everbridge Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	—	—	—	—
Formstack Acquisition Co	(6) (7)	First Lien Debt	S +	5.25%	9.58%	03/28/2030	1,868	1,843	1,856	1.04
Formstack Acquisition Co	(6) (7) (14)	First Lien Debt	S +	5.25%	9.58%	03/28/2030	187	180	182	0.10
Formstack Acquisition Co	(6) (7) (14)	First Lien Debt	S +	5.25%	9.58%	03/28/2030	38	33	35	0.02
Granicus, Inc.	(6) (8)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	01/17/2031	1,570	1,556	1,570	0.88
Granicus, Inc.	(6) (8) (14)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	01/17/2031	2,403	2,376	2,402	1.34
Granicus, Inc.	(6) (8) (14)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	01/17/2031	—	(2)	—	—
GS AcquisitionCo, Inc.	(6) (7)	First Lien Debt	S +	5.25%	9.58%	05/25/2028	1,574	1,568	1,574	0.88
GS AcquisitionCo, Inc.	(6) (8) (14)	First Lien Debt	S +	5.25%	9.58%	05/25/2028	35	35	35	0.02
GS AcquisitionCo, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.58%	05/25/2028	—	(1)	—	—
Hootsuite, Inc.	(6) (11)	First Lien Debt	S +	5.50%	9.83%	05/22/2030	2,687	2,649	2,663	1.49
Hootsuite, Inc.	(6) (11) (14)	First Lien Debt	S +	5.50%	9.83%	05/22/2030	—	(4)	(3)	—
Icefall Parent, Inc.	(6) (7)	First Lien Debt	S +	6.50%	10.86%	01/25/2030	1,826	1,794	1,797	1.01
Icefall Parent, Inc.	(6) (7) (14)	First Lien Debt	S +	6.50%	10.86%	01/25/2030	—	(3)	(3)	—
LogRhythm, Inc.	(6) (7)	First Lien Debt	S +	7.50%	11.86%	07/02/2029	1,364	1,326	1,339	0.75
LogRhythm, Inc.	(6) (7) (14)	First Lien Debt	S +	7.50%	11.86%	07/02/2029	—	(4)	(2)	—
Mediaocean, LLC	(9)	First Lien Debt	S +	3.50%	7.96%	12/15/2028	995	998	997	0.56
Nasuni Corporation	(6) (8)	First Lien Debt	S +	5.75%	10.18%	09/10/2030	4,138	4,078	4,138	2.32
Nasuni Corporation	(6) (8) (14)	First Lien Debt	S +	5.75%	10.18%	09/10/2030	—	(12)	—	—
Optimizely North America, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.36%	10/30/2031	3,052	3,022	3,022	1.69
Optimizely North America, Inc.	(6) (8) (11)	First Lien Debt	E +	5.25%	8.11%	10/30/2031	€1,124	1,208	1,152	0.64
Optimizely North America, Inc.	(6) (8) (11)	First Lien Debt	SA +	5.50%	10.20%	10/30/2031	£375	482	465	0.26
Optimizely North America, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	5.00%	9.36%	10/30/2031	—	(4)	(4)	—
Runway Bidco, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	5,464	5,409	5,409	3.03
Runway Bidco, LLC	(6) (9) (14)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(7)	(7)	—
Runway Bidco, LLC	(6) (9) (14)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(7)	(7)	—
UKG, Inc.		First Lien Debt	S +	3.00%	7.33%	02/10/2031	498	500	501	0.28

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Vision Solutions, Inc.		First Lien Debt	S +	4.00%	8.85%	04/24/2028	997	$994	$981	0.55%
								53,495	53,766	30.08
Specialty Retail
Les Schwab Tire Centers	(9)	First Lien Debt	S +	3.00%	7.36%	04/23/2031	498	499	499	0.28

Textiles, Apparel & Luxury Goods
Varsity Brands, Inc.	(10)	First Lien Debt	S +	3.75%	8.27%	08/26/2031	1,000	1,004	1,000	0.56

Transportation Infrastructure
KKR Apple Bidco, LLC	(9)	First Lien Debt	S +	2.75%	7.22%	09/22/2028	496	497	498	0.28

Wireless Telecommunication Services
CCI Buyer, Inc.	(8)	First Lien Debt	S +	4.00%	8.33%	12/17/2027	496	495	496	0.28
Mobile Communications America, Inc.	(6) (7)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	1,014	1,001	1,014	0.57
Mobile Communications America, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	63	61	63	0.04
Mobile Communications America, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	41	39	41	0.02
								1,596	1,614	0.90
Total Debt Investments								$268,181	$269,475	150.78%

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (12)	Preferred Equity	12.5% PIK	09/05/2024	15	$147	$147	0.08%
Electrical Equipment
Sparkstone Electrical Group	(6) (12) (13)	Common Equity		10/15/2024	1,500	150	150	0.08
Professional Services
Verdantas, LLC	(6) (12) (13)	Common Equity		05/03/2024	796	1	1	—
Verdantas, LLC	(6) (12)	Preferred Equity	10.00%	05/03/2024	78,804	84	95	0.05
						85	96	0.05
Software
Reveal Data Solutions	(6) (12) (13)	Common Equity		08/29/2023	12,307	16	20	0.01
Total Equity Investments						398	413	0.23
Total Portfolio Investments						$268,579	$269,888	151.01%

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except per share amounts)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2024, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2024, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the SMBC Facility (as defined below). See Note 6 "Debt".
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E"), SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024. As of December 31, 2024, the reference rates for our variable rate loans were the C at 3.32% 1-month E 2.85%, 1-month S at 4.33%, 3-month S at 4.31%, 6-month S at 4.25%, SA at 4.70% and the P at 7.50%.

(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound ("GBP"), or Canadian dollar ("CAD").

(5)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”), under the supervision of the Company’s Board of Directors (the “Board of Directors” or “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(7)	Loan includes interest rate floor of 1.00%.
(8)	Loan includes interest rate floor of 0.75%.
(9)	Loan includes interest rate floor of 0.50%.
(10)	Position or portion thereof unsettled as of December 31, 2024.
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024 non-qualifying assets represented 4.65% of total assets as calculated in accordance with regulatory requirements.

(12)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of December 31, 2024, the aggregate fair value of these securities is $413 or 0.23% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(13)	Non-income producing security.
(14) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date started. See below for more information on the Company’s unfunded commitments as of December 31, 2024.

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except per share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	$1,284	$—
AWP Group Holdings, Inc.	Revolver	12/23/2030	212	—
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	978	(5)
Accordion Partners, LLC	Revolver	11/17/2031	652	(6)
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	625	(7)
Any Hour, LLC	Revolver	05/23/2030	180	(2)
Apollo Acquisition, Inc.	Delayed Draw Term Loan	12/30/2026	1,406	(7)
Apollo Acquisition, Inc.	Revolver	12/30/2030	563	(6)
Aptean, Inc.	Delayed Draw Term Loan	01/30/2026	70	—
Aptean, Inc.	Revolver	01/30/2031	127	—
Arcoro Holdings Corp.	Revolver	03/28/2030	261	(2)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	517	—
Artifact Bidco, Inc.	Revolver	07/26/2030	370	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2026	3,367	—
Ascend Partner Services, LLC	Revolver	08/11/2031	269	—
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	56	—
Associations, Inc.	Revolver	07/03/2028	27	—
AuditBoard, Inc.	Delayed Draw Term Loan	07/12/2026	1,714	—
AuditBoard, Inc.	Revolver	07/14/2031	686	—
Avalara, Inc.	Revolver	10/19/2028	109	—
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	41	—
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	63	—
Bullhorn, Inc.	Revolver	10/01/2029	74	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	01/29/2026	225	(3)
COP Collisionright Parent, LLC	Revolver	01/29/2030	108	(1)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	706	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	259	—
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	1,750	(9)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	700	(7)
Chase Intermediate, LLC	Delayed Draw Term Loan	08/31/2025	414	(1)
Chase Intermediate, LLC	Revolver	10/30/2028	35	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	05/10/2026	687	(4)
Consor Intermediate II, LLC	Revolver	05/12/2031	183	(1)
Coupa Holdings, LLC	Delayed Draw Term Loan	08/27/2025	147	(1)
Coupa Holdings, LLC	Revolver	02/27/2029	112	(1)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	824	—
Diligent Corporation	Revolver	08/02/2030	549	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	588	—

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except per share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	$95	$—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2025	588	—
EVDR Purchaser, Inc.	Revolver	02/14/2031	294	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	160	—
Eclipse Buyer, Inc.	Revolver	09/06/2031	81	—
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	92	—
Essential Services Holding Corporation	Revolver	06/17/2030	58	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	65	—
Everbridge Holdings, LLC	Revolver	07/02/2031	43	—
Formstack Acquisition Co	Delayed Draw Term Loan	03/30/2026	561	(4)
Formstack Acquisition Co	Revolver	03/28/2030	338	(2)
Foundation Risk Partners Corp.	Revolver	10/29/2029	200	—
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	05/31/2026	2,000	(19)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/02/2026	335	—
GPS Merger Sub, LLC	Revolver	10/02/2029	268	—
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	123	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	194	—
Gateway US Holdings, Inc.	Revolver	09/22/2028	54	—
Granicus, Inc.	Delayed Draw Term Loan	01/17/2026	838	(1)
Granicus, Inc.	Revolver	01/17/2031	220	—
GraphPad Software, LLC	Delayed Draw Term Loan	06/28/2026	98	—
GraphPad Software, LLC	Revolver	06/30/2031	41	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	74	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	60	—
Helios Service Partners, LLC	Delayed Draw Term Loan	02/10/2025	460	(4)
Helios Service Partners, LLC	Revolver	03/19/2027	46	—
Hercules Borrower, LLC	Delayed Draw Term Loan	04/05/2026	2,300	(7)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	03/27/2026	674	(3)
High Street Buyer, Inc.	Delayed Draw Term Loan	03/11/2026	905	(3)
Hootsuite, Inc.	Revolver	05/22/2030	300	(3)
Hyland Software, Inc.	Revolver	09/19/2029	136	—
IG Investment Holdings, LLC	Revolver	09/22/2028	505	(5)
Icefall Parent, Inc.	Revolver	01/25/2030	174	(3)
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	458	—
Imagine 360, LLC	Revolver	10/02/2028	284	—
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	156	—
Inszone Mid, LLC	Revolver	11/12/2029	117	—
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	48	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	675	(2)

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except per share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Invictus Buyer, LLC	Revolver	06/03/2031	$250	$(1)
Iris Buyer, LLC	Delayed Draw Term Loan	04/02/2025	68	—
Iris Buyer, LLC	Revolver	10/02/2029	199	—
KENG Acquisition, Inc.	Delayed Draw Term Loan	08/01/2025	121	(1)
KENG Acquisition, Inc.	Revolver	08/01/2029	79	—
LogRhythm, Inc.	Revolver	07/02/2029	136	(2)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	08/29/2026	623	—
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	298	—
MRI Software, LLC	Delayed Draw Term Loan	09/04/2026	34	—
MRI Software, LLC	Revolver	02/10/2027	166	—
Magneto Components Buyco, LLC	Delayed Draw Term Loan	06/05/2025	507	(3)
Magneto Components Buyco, LLC	Revolver	12/05/2029	423	(3)
Mantech International CP	Delayed Draw Term Loan	06/14/2025	290	—
Mantech International CP	Revolver	09/14/2028	227	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	267	—
Mobile Communications America, Inc.	Revolver	10/16/2029	124	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	98	—
Model N, Inc.	Revolver	06/27/2031	52	—
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	790	(4)
NSI Holdings, Inc.	Revolver	11/15/2031	790	(8)
Nasuni Corporation	Revolver	09/10/2030	862	—
Optimizely North America, Inc.	Revolver	10/30/2031	450	(4)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	02/01/2026	230	(1)
PDI TA Holdings, Inc.	Revolver	02/03/2031	228	(1)
PMA Parent Holdings, LLC	Revolver	01/31/2031	148	(2)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	04/23/2026	130	(1)
Project Potter Buyer, LLC	Revolver	04/23/2026	150	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	451	—
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	213	—
RFS Opco, LLC	Revolver	04/04/2029	1,230	(5)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	08/30/2027	1,181	(3)
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	288	(1)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	1,477	—
Routeware, Inc.	Revolver	09/18/2031	341	—
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	1,358	(7)
Runway Bidco, LLC	Revolver	12/17/2031	679	(7)
SV Newco 2, Inc.	Delayed Draw Term Loan	05/31/2026	938	(7)
SV Newco 2, Inc.	Revolver	06/02/2031	563	(4)
Sonny's Enterprises, LLC	Revolver	08/05/2027	109	(3)

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except per share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	$313	$(2)
Spark Buyer, LLC	Revolver	10/15/2031	156	(2)
Superman Holdings, LLC	Delayed Draw Term Loan	08/28/2026	874	—
Superman Holdings, LLC	Revolver	08/29/2031	387	—
Tank Holding Corp.	Delayed Draw Term Loan	11/22/2025	35	—
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	06/19/2025	362	(1)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	261	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	909	—
Transit Technologies, LLC	Revolver	08/20/2030	546	—
Trintech, Inc.	Revolver	07/25/2029	102	(1)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	2,208	(11)
UHY Advisors, Inc.	Revolver	11/21/2031	584	(6)
VRC Companies, LLC	Revolver	06/29/2027	59	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/05/2025	1,729	(11)
Vehlo Purchaser, LLC	Revolver	05/24/2028	17	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	09/27/2026	430	—
Verdantas, LLC	Revolver	05/06/2030	292	(3)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	979	(5)
Vertex Service Partners, LLC	Revolver	11/08/2030	9	—
YI, LLC	Delayed Draw Term Loan	06/01/2025	356	—
YI, LLC	Revolver	12/03/2029	267	—
iCIMS, Inc.	Revolver	08/18/2028	67	—
Total First Lien Debt Unfunded Commitments			$62,566	$(229)
Total Unfunded Commitments			$62,566	$(229)

The accompanying notes are an integral part of these audited consolidated financial statements

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

The accompanying notes are an integral part of these audited consolidated financial statements

North Haven Private Income Fund A LLC
Notes to the Consolidated Financial Statements (Unaudited)
December 31, 2024
(In thousands, except unit and per unit amounts)

(1)        ORGANIZATION
North Haven Private Income Fund A LLC (the “Company”) is a non-diversified, externally managed specialty finance company focused on lending to middle market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for US federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of, or consolidated with, Morgan Stanley.
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
Foreign Currency Translation
The functional currency of the Company is the U.S. Dollar. Investments denominated in foreign currencies are translated into U.S. Dollars based upon currency exchange rates effective on the last business day of the current reporting period. Net changes in fair value of investments due to foreign exchange rates fluctuation is recorded as change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. Investment and non-investment activities denominated in foreign currencies, including purchase and sales of investments, borrowings and repayments of debt, income and expenses, are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.
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
As of December 31, 2024 and December 31, 2023, the Company had no investments on non-accrual status.
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
Deferred Financing Costs
Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendments to the Company’s borrowings. The aforementioned costs are amortized using the straight-line method over each instrument’s term. Deferred financing costs related to a revolving credit facility is presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For both the year ended December 31, 2024 and December 31, 2023, the Company accrued $— and $8 U.S. federal excise tax, respectively.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See “Note 12. Segment Reporting” for more information.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its financial statement disclosures.

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
For the year ended December 31, 2024 and December 31, 2023, base management fees were $1,449 and $182, respectively, and the Investment Adviser irrevocably agreed to waive $931 and $182, respectively. As of December 31, 2024 and December 31, 2023, $518 and $— was payable to the Investment Adviser relating to base management fees.
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
For the year ended December 31, 2024 and December 31, 2023, income-based incentive fees were $1,439, and $94, respectively, and the Investment Adviser irrevocably agreed to waive $1,044, and $94, respectively. Any income-based incentive fees waived are not subject to recoupment by the Adviser. As of December 31, 2024 and December 31, 2023, $395 and $— , respectively, was payable to the Investment Adviser relating to income-based incentive fees.
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
For the year ended December 31, 2024 and December 31, 2023, capital gains incentive fees accrued to the Investment Adviser were $161 and $20, respectively. As of December 31, 2024 and December 31, 2023, $182 and $20, respectively, was payable to the Investment Adviser relating to capital gains incentive fees incentive fees.
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
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to the administration agreement between the Company and the Administrator dated January 31, 2023 (the “Administration Agreement”). The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement has an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors, which was most recently re-approved in August 2024.
For the year ended December 31, 2024 and December 31, 2023, the Company incurred $59 and $50, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.

Expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of December 31, 2024 and December 31, 2023 was $2 and $27, respectively.
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
For the year ended December 31, 2024 and December 31, 2023, there were $325 and $717, respectively, of Expense Payments under the Expense Support Agreement, which were recorded in expense support on the Consolidated Statements of Operations.
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
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., (“MS Credit Partners Holdings”), an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements to purchase Units up to an aggregate amount of $25,000 or such amount so that the Company is not considered to be “controlled” by Morgan Stanley or its affiliates for purposes of the Bank Holding Company Act of 1956, as amended from time to time. As of December 31, 2024, MS Credit Partners Holdings, has made an aggregate capital contribution of $6,263, in exchange for 310,893 Units. MS Credit Partners Holdings has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
(4) INVESTMENTS
The composition of the Company’s investment portfolio was as follows:

	December 31, 2024			December 31, 2023(2)
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$267,555	$268,845	99.6%	$51,370	$51,529	100.0%
Other Debt Investments	626	630	0.2	—	—	—
Equity	398	413	0.2	16	16	—	(1)
Total	$268,579	$269,888	100.0%	$51,386	$51,545	100.0%
(1) Amount rounds to less then.0.0%
(2) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statement of Financial Condition as of December 31, 2023

The industry composition of investments at fair value was as follows:

	December 31, 2024	December 31, 2023
Aerospace & Defense	0.7%	—%
Automobile Components	0.7	1.6
Automobiles	2.8	3.7
Biotechnology	2.7	—
Building Products	2.5	—
Chemicals	1.1	5.5
Commercial Services & Supplies	10.6	9.4
Construction & Engineering	1.6	0.8
Consumer Staples Distribution & Retail	0.9	—
Containers & Packaging	0.8	3.6
Distributors	1.1	5.4
Diversified Consumer Services	6.4	0.9
Electrical Equipment	0.3	—
Electronic Equipment, Instruments & Components	3.1	10.6
Electric Utilities	0.3	—
Financial Services	2.8	3.6
Ground Transportation	0.5	—
Health Care Equipment & Supplies	1.9	5.8
Health Care Providers & Services	3.8	9.3
Health Care Technology	2.1	3.6
Household Products	0.3	—
Industrial Conglomerates	0.6	—
Insurance Services	8.5	13.9
IT Services	4.9	—
Leisure Products	0.4	—
Life Sciences Tools & Services	2.5	—
Machinery	1.4	—	(1)
Media	0.4	—
Multi-Utilities	1.1	2.2
Professional Services	9.4	5.3
Real Estate Management & Development	2.5	6.7
Software	19.9	6.2
Specialty Retail	0.2	—
Textiles, Apparel & Luxury Goods	0.4	—
Transportation Infrastructure	0.2	—
Wireless Telecommunication Services	0.6	1.9
Total	100.0%	100.0%
(1) Amount rounds to less than 0.0%.
The geographic composition of investments at cost and fair value was as follows:

	December 31, 2024			December 31, 2023
Geographic	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Canada	$5,905	$5,960	2.2%	$1,808	$1,841	3.6%
United States	262,674	263,928	97.8	49,578	49,704	96.4
Total	$268,579	$269,888	100.0%	$51,386	$51,545	100.0%

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
Level 3—inputs to the valuation methodology are unobservable and significant to the overall fair value measurement, and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments in this category include investments in privately held entities, first and second lien debt, non-investment grade residual interests in securitizations and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of the investments as of:

	December 31, 2024				December 31, 2023(1)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$29,567	$239,278	$268,845	$—	$1,900	$49,629	$51,529
Other Debt Investments	—	—	630	630	—	—	—	—
Equity	—	—	413	413	—	—	16	16
Total	$—	$29,567	$240,321	$269,888	$—	$1,900	$49,645	$51,545
(1) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statement of Financial Condition as of December 31, 2023.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2024:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$49,629	$—	$16	$49,645
Purchases of investments (1)	203,274	577	376	204,227
Proceeds from principal repayments and sales of investments (2)	(15,462)	—	—	(15,462)
Accretion of discount/amortization of premium	419	1	—	420
Payment-in-kind	113	48	6	167
Net change in unrealized appreciation (depreciation)	1,241	4	15	1,260
Net realized gains (losses)	64	—		64
Transfers into/out of Level 3 (3)	—	—	—	—
Fair value, end of period	$239,278	$630	$413	$240,321

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2024	$1,284	$4	$15	$1,303
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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2023:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments (1)	51,675	—	16	51,691
Proceeds from principal repayments and sales of investments (2)	(2,309)	—	—	(2,309)
Accretion of discount/amortization of premium	78	—	—	78
Payment-in-kind	—	—	—	—
Net change in unrealized appreciation (depreciation)	185	—	—	185
Transfers into/out of Level 3 (3)	—	—	—	—
Fair value, end of period	$49,629	$—	$16	$49,645

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2023	$185	$—	$—	$185
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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2024 and December 31, 2023, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2024
	Fair Value	Valuation Technique(3)	Significant Unobservable Input	Range(1)		Weighted Average(2)
				Low	High
Investments in first lien debt	$239,278	Yield Analysis	Discount Rate	7.92%	15.23%	9.38%
Other debt	630	Yield Analysis	Discount Rate			9.42%
Preferred equity	242	Income Approach	Discount Rate	14.80%	17.50%	16.44%
Common equity	151	Market Approach	EBITDA Multiple	13.02x	14.80x	13.03x
	20	Market Approach	Revenue Multiple			7.60x
Total Investments	$240,321

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
(3) During the twelve months ended December 31, 2024, no positions transitioned valuation techniques or valuation approaches.

	December 31, 2023
	Fair Value	Valuation Technique(2)	Significant Unobservable Input	Range		Weighted Average(1)
				Low	High
Investments in first lien debt	$49,629	Yield Analysis	Discount Rate	9.72%	12.03%	10.97%
Common equity	16	Market Approach	Revenue Multiple	7.60x	7.60x	7.60x
Total Investments	$49,645

(1) Weighted average is calculated by weighting the significant unobservable input by the relative fair value of the investment.
(2) During the twelve months ended December 31, 2023, no positions transitioned valuation techniques or valuation approaches.
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

		December 31, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
SMBC Facility	3	$91,018	$91,018	$11,000	$11,000
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)DEBT
The Company’s outstanding debt obligations were as follows:

	December 31, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility	$315,000	$91,018	$223,982	$100,000	$11,000	$89,000
The Company’s summary information of its debt obligations were as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Weighted average interest rate(1)	7.27%	8.62%
Weighted average effective interest rate(2)	8.38%	10.59%
Weighted average outstanding balance	$35,175	$11,476
(1) Excludes unused fees and financing costs.
(2) Excludes unused fees.

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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the SMBC Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greater of (a) zero and (b) the highest of (i) the prime rate as publicly announced by The Wall Street Journal, (ii) the sum of the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus 0.5%, and (iii) the rate per annum equal to 1% plus (x) the greater of (A) Term SOFR and (B) zero) plus 1.00% or 1.125%, based on certain borrowing base conditions and (y) for loans for which the Company elects the SOFR option, Term SOFR for such interest period, plus 2.000% or 2.125%%, depending on certain borrowing base conditions. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of December 31, 2024, the Company was in compliance with all covenants and other requirements of the SMBC Facility.

The summary information of the SMBC Facility is as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Borrowing interest expense	$2,600	$456
Facility unused commitment fees	601	153
Amortization of deferred financing costs	396	104
Total	$3,597	$713

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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2024 and December 31, 2023, the Company had $62,566 and $13,358, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans.
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
(8)MEMBERS’ CAPITAL
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	December 31, 2024	December 31, 2023
Net distributable earnings, beginning of period	$354	$(194)
Net investment income (loss)	11,272	1,527
Net realized gain (loss)	73	—
Net unrealized appreciation (depreciation)	1,221	159
Distributions declared	(11,577)	(1,340)
Tax reclassification of unitholders' equity	52	202
Net distributable earnings, end of period	$1,395	$354
The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred were as follow:

Unit Issuance Date	Class I Units Issued	Proceeds Received
For the year ended December 31, 2024
January 01, 2024	918,507	$18,462
February 01, 2024	366,271	7,373
March 01, 2024	487,396	9,826
April 01, 2024	583,000	11,736
May 01, 2024	524,319	10,555
June 01, 2024	997,355	20,147
July 01, 2024	444,009	8,969
August 01, 2024	277,270	5,606
September 01, 2024	446,941	9,059
October 01, 2024	715,250	14,527
November 01, 2024	972,291	19,728
December 01, 2024	379,861	7,700
Total	7,112,470	$143,688
For the year ended December 31, 2023
July 17, 2023	1,296,063	$25,921
August 01, 2023	8,989	180
September 01, 2023	74,737	1,494
October 01, 2023	337,583	6,779
November 01, 2023	224,264	4,492
December 01, 2023	205,691	4,138
Total	2,147,327	$43,004
The following table summarizes the Company’s distributions declared and payable were as follow:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the year ended December 31, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1591	$490
February 27, 2024	February 29, 2024	March 05, 2024	0.1593	551
March 25, 2024	March 31, 2024	April 04, 2024	0.1596	631
April 25, 2024	April 30, 2024	May 03, 2024	0.1594	721
May 28, 2024	May 31, 2024	June 05, 2024	0.1594	809
June 25, 2024	June 30, 2024	July 03, 2024	0.1599	974
July 25, 2024	July 31, 2024	August 05, 2024	0.1599	1,042
August 27, 2024	August 31, 2024	September 05, 2024	0.1601	1,091
September 24, 2024	September 30, 2024	October 03, 2024	0.1605	1,169
October 25, 2024	October 31, 2024	November 05, 2024	0.1608	1,244
November 25, 2024	November 29, 2024	December 04, 2024	0.1600	1,396
December 23, 2024	December 31, 2024	January 06, 2025	0.1598	1,459
Total Distributions			$1.9178	$11,577
For the year ended December 31, 2023
August 30, 2023	August 31, 2023	September 06, 2023	$0.1498	$196
September 26, 2023	September 30, 2023	October 04, 2023	0.1582	219
October 27, 2023	October 31, 2023	November 03, 2023	0.1590	271
November 28, 2023	November 30, 2023	December 05, 2023	0.1585	309
December 27, 2023	December 31, 2023	January 04, 2024	0.1592	345
Total Distributions			$0.7847	$1,340

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
The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP were as follow:

Payment Date	DRIP Units Issued	DRIP Units Value
For the year ended December 31, 2024
January 04, 2024	4,483	$90
February 05, 2024	9,919	200
March 05, 2024	11,682	236
April 04, 2024	13,050	263
May 03, 2024	14,667	295
June 05, 2024	18,143	366
July 03, 2024	20,287	410
August 05, 2024	21,181	428
September 05, 2024	22,357	453
October 03, 2024	23,124	470
November 05, 2024	20,994	426
December 04, 2024	24,510	497
Total	204,397	$4,134
For the year ended December 31, 2023
September 06, 2023	974	$19
October 04, 2023	1,646	33
November 03, 2023	2,825	57
December 05, 2023	3,852	78
Total	9,297	$187
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
The following table further summarizes the unit repurchases completed for the year ended December 31, 2024:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 05, 2024	5.00%	$20.13	March 31, 2024	$351	17,435	0.81%	—
June 08, 2024	5.00%	$20.20	June 30, 2024	$791	39,147	0.99%	—
September 07, 2024	5.00%	$20.31	September 30, 2024	$5,824	286,775	4.74%	—
December 07, 2024	5.00%	$20.28	December 31, 2024	$6,487	319,881	4.57%	—
Total				$13,453	663,238

(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.

For the year ended December 31, 2023, no units were repurchased.

(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings per Unit:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from November 30, 2022 (inception) to December 31, 2022
Numerator—net increase/(decrease) in Members' Capital resulting from operations	$12,566	$1,686	$(194)
Denominator—weighted average Units outstanding	6,036,393	1,667,184	—
Basic and diluted earnings (loss) per Unit	$2.08	$1.01	$—
(10)INCOME TAXES
For income tax purposes, distributions made to holders of the Company’s unitholders are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made for the year ended December 31, 2024 and December 31, 2023, and for the period from November 30, 2022 (inception) to December 31, 2022, were as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from November 30, 2022 (inception) to December 31, 2022
Distributions paid from:
Ordinary income (including net short-term capital gains)	$11,577	$1,340	$—
Net long-term capital gains	—	—	—
Total taxable distributions	$11,577	$1,340	$—
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
For the year ended December 31, 2024, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to holders of the Company’s Units in 2024. The amount carried forward to 2025 is estimated to be approximately $188, of which $128 is expected to be ordinary income and $60 is expected to be capital gains, although these amounts will not be finalized until the 2024 tax returns are filed in 2025.
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
The book-to-tax differences relating to distributions made to the Company’s holders of Units resulted in reclassifications among certain capital accounts as follows:

	As of December 31, 2024	As of December 31, 2023	As of December 31, 2022
Paid-in capital in excess of par value	$(52)	$(202)	$—
Total distributable earnings (loss)	$52	$202	$—
The cost and unrealized gain (loss) on the Company’s consolidated financial instruments, as calculated on a tax basis, at December 31, 2024, December 31, 2023, and December 31, 2022 were as follows:

	As of December 31, 2024	As of December 31, 2023	As of December 31, 2022
Gross unrealized appreciation	$1,839	$271	$—

Gross unrealized depreciation	(460)	(112)	—
Net unrealized appreciation (depreciation)	$1,379	$159	$—
Tax cost of investments at year end	$268,579	$51,386	$—

(11)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from November 30, 2022 (inception) to December 31, 2022
Per Unit Data:(1)
Net asset value, beginning of period	$20.10	$20.00	$—
Net investment income (loss)	1.87	0.92	—
Net unrealized and realized gain (loss)(2)	0.23	(0.04)	—
Net increase (decrease) in net assets resulting from operations	2.10	0.88	—
Distributions declared	(1.92)	(0.78)	—
Total increase (decrease) in net assets	0.18	0.10	—
Net asset value, end of period	$20.28	$20.10	$—
Units outstanding, end of period	8,811,503	2,157,873	—
Weighted average units outstanding(4)	6,036,393	1,667,184	—
Total return based on net asset value(3)	10.90%	4.49%	—%
Ratio/Supplemental Data:
Members' Capital, end of period	$178,726	$43,368	$(194)
Ratio of expenses before waivers to average Members' Capital(5)	6.51%	9.87%	—%
Ratio of net expenses to average Members’ Capital(5)	4.64%	3.78%	—%
Ratio of net investment income to average Members’ Capital(5)	9.19%	10.93%	—%
Asset coverage ratio(6)	296.00%	494.00%	—%
Portfolio turnover rate	11.61%	5.75%	—%
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
(4) Weighted average units outstanding for the year ended December 31, 2023 was calculated based on period from July 17, 2023, the date of the first external issuance of units through December 31, 2023.
(5) Amounts are annualized except for incentive fees, organization and offering costs, and other expenses for which expense support was provided, as applicable.
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
(12)SEGMENT REPORTING

The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, President, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in members’ capital resulting from operations to assess the performance and makes operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

(13)SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

January Issuances and Distribution Declarations
Pursuant to the Company’s continuous private offering, the Company issued approximately 943,938 Units for an aggregate offering price of $19.1 million effective January 1, 2025.
On January 27, 2025, the Company declared a distribution in the amount of $0.1430 per unit and payable on or around February 5, 2025 to unitholders of record as of January 31, 2025.
On January 27, 2025, the Company also declared a special distribution in the amount of $0.0507 per unit. The distribution will be payable on or around April 3, 2025 to unitholders of record as of March 31, 2025.
February Issuances
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the Company’s Units for an aggregate offering price of $12.9 million effective February 1, 2025.
On February 27, 2025, the Company declared a distribution in the amount of 0.1429 per unit and payable on or around March 5, 2025 to unitholders of record as of February 28, 2025.
March Issuances
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of our Units for an aggregate offering price of $15.1 million effective March 1, 2025.
Multi-Class Relief
The Company applied for exemptive relief from the SEC that, if granted, will permit the Company to issue multiple classes of units with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at our discretion. The SEC has not yet granted such exemptive relief, and there is no assurance that such relief will be granted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2024 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP.
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2024 was effective.
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors oversees our management. Our Board of Directors currently consists of six members, four of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.
Our Board of Directors elects our officers, who serve at the discretion of our Board of Directors. The responsibilities of each director include the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements. Our Board of Directors has also established an Audit Committee, and a Nominating and Corporate Governance Committee, and may establish additional committees in the future.
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

Name	Age	Position(s) held with the Company and Term of Office
Interested Directors
David N. Miller	48	Chair of the Board of Directors since 2023
Jeffrey S. Levin	44	Chief Executive Officer and Director since 2023
Independent Directors
Joan Binstock	70	Director since 2023
Bruce Frank	70	Director since 2023
Adam Metz	63	Director since 2023
Kevin Shannon	69	Director since 2023
The address for each of our directors is c/o North Haven Private Income Fund A LLC, 1585 Broadway, New York, NY 10036.
Executive Officers Who Are Not Directors

Name	Age	Position(s) held with the Company and Term of Office
Orit Mizrachi	52	Chief Operating Officer since 2023
Michael Occi	41	President since 2024
David Pessah	39	Chief Financial Officer since 2023
Gauranga Pal	47	Chief Compliance Officer since 2023
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
Interested Directors
David N. Miller has served as the Chair of our Board of Directors since January 2023 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Miller is the Global Head of Private Credit & Equity at Morgan Stanley and a member of the IM operating committee. Mr. Miller joined Morgan Stanley in August 2016 and has over 25 years of investing experience. Prior to joining Morgan Stanley, from 2012 to January 2016, Mr. Miller was the President and Chief Executive Officer of Silver Bay Realty Trust Corp., or Silver Bay, a publicly traded real estate investment trust he co-founded in 2011 to capitalize on the significant dislocation in the residential housing market. Prior to Silver Bay, Mr. Miller was a Managing Director at Pine River Capital Management and Two Harbors Investment Corp. where he focused on investment strategy and new business development. During the global financial crisis (2008 – 2011), Mr. Miller served in various roles at the U.S. Department of Treasury, or the Treasury, including as the Chief Investment Officer of the Troubled Asset Relief Program where he created complex crisis response investment programs and managed its $700 billion portfolio. Prior to Treasury, Mr. Miller held various investment roles, including as a portfolio manager at HBK Investments and in the Special Situations Group at Goldman Sachs & Co., where he focused on opportunistic investments in public and private debt and equity. Mr. Miller received an M.B.A. from Harvard Business School and a B.A. magna cum laude in Economics from Dartmouth College where he was elected to Phi Beta Kappa. Mr. Miller’s investing experience and experience as a senior officer of several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Miller is qualified to serve as a Director.

Jeffrey S. Levin has served as our Chief Executive Officer and a member of our Board of Directors since January 2023 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Levin previously served as our President fromJanuary 2023 until December 2024. Mr. Levin is Co-Head of Morgan Stanley’s North America Private Credit team, where he serves as the Chair of the Direct Lending Investment Committee and is the Portfolio Manager and the Head of Direct Lending. Mr. Levin also serves as Co-Portfolio Manager of the Senior Loan Fund investment strategy. Prior to rejoining Morgan Stanley in February 2019, Mr. Levin was a Partner and Managing Director at The Carlyle Group and a part of the management team for The Carlyle Group’s Direct Lending Platform. In addition, Mr. Levin served as President of The Carlyle Group’s BDCs from May 2016 to February 2019. From 2012 to May 2016, Mr. Levin served as the Head of Origination for The Carlyle Group’s Direct Lending platform. Prior to joining The Carlyle Group in 2012, Mr. Levin was a founding member of the MS Private Credit platform, where he was responsible for originating, structuring and executing credit and private equity investments across various industries. Prior to that role, Mr. Levin was a member of the Leveraged & Acquisition Finance Group at Morgan Stanley, where he was responsible for originating and executing high yield bond and leveraged loan transactions. Mr. Levin received a B.B.A. from Emory University. Mr. Levin’s investing experience and experience as a senior officer of other BDCs led our Nominating and Corporate Governance Committee to conclude that Mr. Levin is qualified to serve as a Director.
Independent Directors
Joan Binstock has served as a member of our Board of Directors and Chair of our Nominating and Corporate Governance Committee since January 2023 and has served in the same capacity for each of the other MS BDCs since their formation. Ms. Binstock has served as an Advisor at Lovell Minnick Partners, LLC since July 2018, where she is responsible for assisting the firm on deal and operational due diligence activities across all portfolio companies. In addition, she has been a director of the Brown Brothers Harriman US Mutual Funds since September 2019, a member of the board of directors and the Audit Chair of KKR Real Estate Select Trust, Inc., a closed-end management investment company that has elected to be treated as a real estate investment trust, since August 2020, a member of the board of directors of Confluence Technologies, Inc. since April 2023 and a member of the board of directors and Audit Chair of The 2023 ETF Series Trusts since 2023. Ms. Binstock served as a Director of SimCorp A/S from April 2018 to March 2023. Ms. Binstock was a Partner at Lord, Abbett & Co. LLC from 2000 to March 2018, where she served as the Chief Financial Officer. Previously, Ms. Binstock was the Chief Operating Officer at Morgan Grenfell Asset Management. Prior to that, she was a Principal and National Director of the Regulatory and Risk Management Practice at Ernst & Young LLP, the Chief Administrative Officer at BEA/Credit Suisse, and the Chief Administrative Officer of the Capital Markets Group at Goldman Sachs. She served as a Member of the Association of Institutional Investors Board of Directors, was a Director of the Securities Industry and Financial Markets Association, and was a Member of the Global Board of Managers of Omgeo LLC until January 2018. Ms. Binstock is on the board of the Duke School of Medicine Board of Visitors and on the Advisory Council of NY/NJ Year Up and previously served on the board of the Greystone Foundation, each of which is a nonprofit organization. Ms. Binstock is a licensed Certified Public Accountant. She holds a M.B.A. from New York University and a B.A. from the University of Binghamton. Ms. Binstock’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Ms. Binstock is qualified to serve as a Director.
Bruce D. Frank has served as a member of our Board of Directors and Chair of the Audit Committee since January 2023 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Frank also serves as a member of the board of directors of Landsea Homes Corporation (f/k/a Landsea Holdings Corporation), where he has served on the board of directors since January 2015 and is currently serving as the Chairman of the Board, chair of the Nominating and Governance Committee and a member of the Audit Committee and Compensation Committees. Mr. Frank previously served on the board of directors of VEREIT, Inc., a real estate operating company, from July 2014 to March 2017 and the board of directors of ACRE Realty Investors Inc., a real estate investment and operating company, from November 2014 to December 2018. Mr. Frank was a Senior Partner at Ernst & Young LLP’s real estate practice within the assurance service line from April 1997 through June 2014. Prior to joining Ernst & Young LLP, Mr. Frank worked at KPMG LLP, a public accounting firm, for 17 years. He has over 35 years of experience providing assurance services to prominent public and private owners, investors and developers, both domestically and globally. His extensive experience has included working on initial public offerings and assisting acquirers in consummating acquisition transactions. Mr. Frank received a Bachelor of Science degree in Accounting from Bentley College, is a member of the American Institute of Certified Public Accountants and is a Certified Public Accountant in the State of New York. Mr. Frank’s past experience as an accountant led our Nominating and Corporate Governance Committee to conclude that Mr. Frank is qualified to serve as a Director.

Adam Metz has served as a member of our Board of Directors since January 2023 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Metz has spent over 40 years in the real estate industry. Mr. Metz has served as a director of Hammerson PLC, a British property company, since July 2019. He also serves as chairman of the board of Seritage Growth Properties (NYSE: SRG), a national owner and developer of retail, residential and mixed use properties. Mr. Metz joined The Carlyle Group in October 2013 where he served as Head of International Real Estate and a member of the Management Committee until April 2018. Prior to his tenure at Carlyle, he was a Senior Advisor to Texas Pacific Group Capital’s, or TPG, Real Estate Group. Prior to his role at TPG, Mr. Metz was the Chief Executive Officer of General Growth Properties and led the company through one of the largest and most successful bankruptcy and restructurings in real estate investment trust, or REIT, history. Previously, Mr. Metz co-founded Polaris Capital, LLC, a real estate investment firm. Mr. Metz also served as Executive Vice President and Chief Investment Officer of Rodamco, North America, and President and Chief Financial Officer of Urban Shopping Centers. Prior to these roles, Mr. Metz was a Vice President in the Capital Markets group of JMB Realty, and in the Commercial Real Estate Lending Group at The First National Bank of Chicago as a Corporate Lending Officer. Mr. Metz has served on the advisory boards of the real estate programs at both Cornell University and Northwestern University and on the Smithsonian’s Hirshhorn Museum and Sculpture Garden Board of Trustees in Washington, DC, where he serves as Vice Chair. Previously, Mr. Metz served as an independent director on numerous boards including Galata Acquisition Corp., from June 2021 to July 2023, Forest City Enterprises from April 2018 to December 2018, Parkway Properties, Aliansce Shopping Centers S.A., AMLI Residential Properties Trust, Bally Total Fitness Holding Corp., and Chia’sso Acquisition LLC. Mr. Metz received his Bachelor’s degree from Cornell University, and a Masters of Management degree from Northwestern University. Mr. Metz’s investing experience and experience as a senior executive officer in several real estate companies led our Nominating and Corporate Governance Committee to conclude that Mr. Metz is qualified to serve as a Director.
Kevin Shannon has served as a member of our Board of Directors since January 2023 and Chair of the Compensation Committee since September 2023 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Shannon also serves on the Advisory Committee of Efferent Health, LLC., a private healthcare startup venture in the medical imaging and data base management field. Mr. Shannon previously served as the Chief Financial Officer of the Harvard Management Company, Inc., the investment advisor for Harvard University’s general investment account, from September 2009 to April 2020. Mr. Shannon served on the Operating Committee from September 2009 to December 2018 and chaired the Valuation Committee from June 2015 to December 2017. In addition, since December 2016, he has overseen both investment and operations of Harvard University’s Trust & Gifts Group. Prior to joining Harvard Management Company, Inc., Mr. Shannon was the Chief Financial Officer and an Executive Vice President at Moore Capital Management, LLC, a large multi-strategy private investment company, where he worked for 15 years. During his tenure he was responsible for all treasury functions and served as a member of the board of directors, Risk Committee, and Valuation Committee. Mr. Shannon served two consecutive terms on the board of directors of the Managed Funds Association, a group representing the global alternative investment industry and its investors and was a member of its Executive Committee as Vice Chairman and Treasurer. Prior to Moore Capital Management, LLC, he was a senior executive at Lehman Brothers where he served as Senior Vice President and Chief Financial Officer of Lehman’s derivative products subsidiary and earlier as Director of Firm Trading Accounting and Controls. Prior to joining Lehman Brothers, Mr. Shannon began his career as an auditor at KPMG LLP, serving financial services clients. Mr. Shannon served a two-year tenure as a part time adjunct lecturer with Baruch College’s Department of Accounting. Mr. Shannon takes an active role in his community; he served on the board of Help for Children for 20 years until December 31, 2023 and was formerly a member of the Audit and Executive Committees, and he is currently a member of the Boston Economics Club. Mr. Shannon received his Bachelor of Science degree, magna cum laude, from New York University and an M.B.A. from Fairleigh Dickinson University. Mr. Shannon’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Shannon is qualified to serve as a Director.
Executive Officers Who Are Not Directors
Orit Mizrachi was appointed as our Chief Operating Officer in January 2023 and has served in the same capacity for each of the other MS BDCs since their formation. Ms. Mizrachi has been a Managing Director of IM since January 2023 and previously served as an Executive Director of IM from April 2019 to December 2022. Prior to joining Morgan Stanley in April 2019, Ms. Mizrachi held various senior positions at The Carlyle Group from 2010 to 2018, including the Chief Operating Officer of the direct lending platform and The Carlyle Group’s BDCs as well as serving as interim Chief Financial Officer of The Carlyle Group’s BDCs from September 2014 through March 2015. Prior to joining The Carlyle Group in 2010, Ms. Mizrachi worked in the hedge fund industry as a chief financial officer and controller. Ms. Mizrachi started her career in public accounting as an auditor. Ms. Mizrachi has a Bachelor of Science in Accounting.
Michael Occi was appointed as our President in January 2025 and also serves in the same capacity for each of the other MS BDCs. Mr. Occi previously served as our Chief Administrative Officer from January 2023 until his appointment as President. Mr.Occi has been a Managing Director of IM since April 2022. Mr. Occi joined Morgan Stanley in 2006. Prior to joining IM, Mr. Occi served as Head of Financial Institutions Equity Capital Markets between May 2019 and April 2022. Previously, Mr. Occi held a variety of other roles within Equity Capital Markets as well as in the financial institutions coverage areas in Fixed Income Capital Markets and in the Investment Banking Division. Mr. Occi graduated magna cum laude from Georgetown University, with a BA in Finance and Accounting.

David Pessah was appointed as our Chief Financial Officer in December 2023 and serves in the same capacity for each of the other MS BDCs. Mr. Pessah has been a Managing Director of Morgan Stanley IM since December 2023. Prior to joining Morgan Stanley, Mr. Pessah held various positions at Goldman Sachs from September 2010 to November 2023, most recently as the Chief Financial Officer, Treasurer and Chief Accounting Officer of its business development company complex within Goldman Sachs’ Private Credit group. Mr. Pessah started his career in September 2007 at Ernst & Young LLP as an auditor in their financial services group. Mr. Pessah received his Bachelor of Science in Accounting from the University of Delaware and his MBA in Finance from Baruch College.
Gauranga Pal was appointed as our Chief Compliance Officer in May 2023 and serves in the same capacity for each of the other MS BDCs. In addition, Mr. Pal serves as Executive Director of IM. Mr. Pal joined IM in 2023. Prior to joining Morgan Stanley, Mr. Pal served as a Managing Director and Head of Investments Compliance of Blue Owl Capital where he served as from March 2021 to February 2023. Prior to Blue Owl Capital, Mr. Pal held various positions at Goldman Sachs between January 2005 to February 2021, most recently a Vice President and Senior Compliance Officer. Mr. Pal received his bachelor of technology in Chemical Engineering from the Indian Institute of Technology Kanpur and his MBA from the City University of New York.
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
Insider Trading Policy
Our insider trading policy (the “Insider Trading Policy”) governs the purchase, sale, and/or any other dispositions of our securities by directors, officers, employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. To the extent we engage in transactions in our securities, we do so in accordance with applicable laws.
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
Investment Committee
The Adviser has established the Investment Committee to be responsible for the Company’s investment decisions and it is comprised of senior investment professionals of IM and is chaired by our Chief Executive Officer and member of the Board of Directors, Jeffrey S. Levin. The Investment Committee also serves as the investment committee for the other MS BDCs. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
With an average of 25 years of experience, the members of the Investment Committee have significant investing, leveraged finance and risk management experience and provide valuable diligence insights to the Investment Team. The Investment Team leverages the broad experience-set of the Investment Committee to evaluate transactions and develop a framework for seeking appropriate risk-adjusted returns and risk mitigation strategies for target investments.
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
Compensation of Directors
For the fiscal year ended December 31, 2024, the Independent Directors received an annual fee of $75,000 through July 31, 2024 (prorated for any partial period). From August 1, 2024, a quarterly fee based on our average net asset value at the beginning of the applicable quarter (prorated for any partial period) as follows:

Net Asset Value	Annual Fee
<$250,000,000	$25,000
$250,000,000 – $750,000,000	$50,000
>$750,000,000	$75,000

For the fiscal year ended December 31, 2024, the chair of the Audit Committee received an additional annual fee of $7,500 through July 31, 2024 (prorated for any partial period). From August 1, 2024, a quarterly fee based on our average net asset value at the beginning of the applicable quarter (prorated for any partial period) as follows:

Net Asset Value	Annual Fee
<$250,000,000	$2,500
$250,000,000 – $750,000,000	$5,000
>$750,000,000	$7,500
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
The following table sets forth information concerning total compensation earned by or paid to each of our Independent Directors for the year ended December 31, 2024. No compensation is paid by the Company to any interested director of the Company.

	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Joan Binstock	$31,250	$374,945
Bruce Frank	$34,375	$414,254
Adam Metz	$31,250	$374,945
Kevin Shannon	$31,250	$374,945
(1) The “Fund Complex” consists of the Company, Morgan Stanley Direct Lending Fund, North Haven Private Income Fund LLC, LGAM Private Credit LLC, T Series Middle Market Loan Fund LLC, SL Investment Corp, and SL Investment Fund II LLC.

Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our Board and our Board does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.
Timing of Grants of Options
We did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2024. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth certain information as of March 4, 2025 with respect to our Units for those persons who beneficially own five percent or more of our outstanding Units, each of our directors and officers, and all our officers and directors, as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

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
Item 13. Certain Relationships and Related Transactions and Director Independence
Investment Advisory Agreement
We entered into an Investment Advisory Agreement with our Investment Adviser on January 31, 2023. Pursuant to the Investment Advisory Agreement, we pay our Investment Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The Investment Advisory Agreement has an initial term of two years and continues thereafter from year to year if approved annually by a majority of our unitholders or our Independent Directors. The Investment Advisory Agreement was most recently renewed in August 2024.

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
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements to purchase Units up to an aggregate amount of $25,000 or such amount so that the Company is not considered to be “controlled” by Morgan Stanley or its affiliates for purposes of the Bank Holding Company Act of 1956, as amended from time to time. As of December 31, 2024, MS Credit Partners Holdings, has made an aggregate capital contribution of $6,263, in exchange for 310,893 Units. MS Credit Partners Holdings, Inc. has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
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
Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company for the year ended December 31, 2024.

Fiscal Year/Period	Audit Fees	Audit-Related Fees(1)	Tax Fees(2)	All Other Fees(3)
2024	$145,000	$—	$—	$—
2023	$70,000	$—	$—	$—

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
The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the year ended December 31, 2024, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report

The following documents are filed as part of this annual report:

(1)Financial Statements - Financial statements are included in Item 8. See the table of contents to the consolidated financial statements on page 80 of this annual report on Form 10-K.

(2) Financial Statement Schedules - None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements.

(3) Exhibits - The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference

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

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Certificate of Formation of the Company (Incorporated by reference to the Company’s Form 10-12G filed by the Company on July 13, 2023 (File No. 000-56571)).
3.2
Certificate of Amendment of Certificate of Formation of the Company, dated as of January 9, 2023 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on July 13, 2023 (File No. 000-56571)).

3.3
First Amended and Restated Limited Liability Company Agreement of the Company, dated as of March 9, 2023 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on July 13, 2023 (File No. 000-56571)).

3.4
First Amendment to First Amended and Restated Limited Liability Company Agreement of the Company, dated as of November 1, 2023 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2023 (File No. 000-56571)).

4.1*	Description of Securities
10.1	Investment Advisory Agreement, dated as of January 31, 2023 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on July 13, 2023 (File No. 000-56571)).
10.2	Administration Agreement, dated as of January 31, 2023 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on July 13, 2023 (File No. 000-56571)).
10.3	Form of Indemnification Agreement (Incorporated by reference to the Company’s Form 10-12G filed by the Company on July 13, 2023 (File No. 000-56571)).
10.4
Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of November 26, 2019 (Incorporated by reference to the Registration Statement on Form 10 filed by North Haven Private Income Fund LLC on January 21, 2022 (File No. 000-56388)).

10.5
Form of Joinder to Master Custodian Agreement by and among each business development company identified on Appendix A thereto and State Street Bank and Trust Company, dated as of January 17, 2023 ((Incorporated by reference to the Company’s Form 10-12G filed by the Company on July 13, 2023 (File No. 000-56571)).

10.6	Distribution Reinvestment Plan ((Incorporated by reference to the Company’s Form 10-12G filed by the Company on July 13, 2023 (File No. 000-56571)).
10.7	Form of Subscription Agreement (Incorporated by reference to the Company’s Form 10-12G filed by the Company on July 13, 2023 (File No. 000-56571)).
10.8	Expense Support and Conditional Reimbursement Agreement, dated January 31, 2023 (Incorporated by reference to the Company’s Form 10-12G filed by the Company on July 13, 2023 (File No. 000-56571)).
10.9
Placement Agency Agreement, dated as of January 31, 2023, by and between the Company and Morgan Stanley Distribution Inc. (Incorporated by reference to the Company’s Form 10-12G filed by the Company on July 13, 2023 (File No. 000-56571)).

10.10
Senior Secured Revolving Credit Agreement dated as of July 19, 2023, among the Company, as Borrower, the Lenders and Issuing Banks party thereto, and Sumitomo Mitsui Banking Corporation as Administrative Agent, Lead Arranger and Sole Book Runner. (Incorporated by reference to Amendment No. 1 to the Company’s Form 10-12G filed by the Company on September 1, 2023 (File No. 000-56571)).

10.11
First Amendment to senior secured revolving credit agreement, dated as of June 27, 2024, is entered into among North Haven Private Income Fund A LLC, a Delaware limited liability company, the lenders party hereto and Sumitomo Mitsui Banking Corporation, as Administrative Agent. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed by the Company on August 13, 2024 (File No. 000-56571).

10.12
Second Amendment to senior secured revolving credit agreement, dated as of July 25, 2024, is entered into among North Haven Private Income Fund A LLC, a Delaware limited liability company, the lenders party hereto and Sumitomo Mitsui Banking Corporation, as Administrative Agent (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on July 30, 2024 (File No. 000-56571)).

10.13
Joinder Agreement, dated as of August 9, 2024, by MUFG Bank, Ltd., as assuming lender, in favor of North Haven Private Income Fund A LLC, as borrower, and Sumitomo Mitsui Banking Corporation, as administrative agent (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed by the Company on August 13, 2024 (File No. 000-56571)).

14.1	Code of Ethics of the Company (Incorporated by reference to the Company’s Form 10-12G filed by the Company on July 13, 2023 (File No. 000-56571)).
14.2	Code of Ethics of MS Capital Partners Adviser Inc. (Incorporated by reference to the Company’s Form 10-12G filed by the Company on July 13, 2023 (File No. 000-56571))
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Private Income Fund A LLC
Dated: March 4, 2025	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 4, 2025	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: March 4, 2025	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)

Dated: March 4, 2025	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

Dated: March 4, 2025	By:	/s/ Joan Binstock
Joan Binstock Director

Dated: March 4, 2025	By:	/s/ Bruce Frank
Bruce Frank Director

Dated: March 4, 2025	By:	/s/ Kevin Shannon
Kevin Shannon Director

Dated: March 4, 2025	By:	/s/ Adam Metz
Adam Metz Director