Form 10-Q
period 2025-03-31
North Haven Private Income Fund A LLC
filed 2025-05-13
CIK 1973476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

The number of the registrant’s Class I Units outstanding at May 13, 2025 was 11,899,055.

North Haven Private Income Fund A LLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025
SIGNATURES

North Haven Private Income Fund A LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $341,260 and $268,579)	$341,678	$269,888
Cash	27,510	29,112
Deferred financing costs	2,271	2,378
Interest and dividend receivable from non-controlled/non-affiliated investments	1,964	1,903
Receivable for investments sold/ repaid	256	17
Other assets	26	12
Total assets	373,705	303,310

Liabilities
Debt	121,081	91,018
Payable for investments purchased	4,625	4,529
Payable to affiliates (Note 3)	186	40
Distributions payable	2,173	1,459
Management fees payable	198	518
Subscriptions received in advance (Note 8)	17,815	19,143
Payable for units repurchased	5,024	6,487
Capital gains based incentive fee payable	62	182
Interest and financing costs payable	493	177
Income based incentive fees payable	174	395
Accrued expenses and other liabilities	511	636
Total liabilities	152,342	124,584

Commitments and contingencies (Note 7)

Members' Capital
Common units, par value $0.001 per unit (10,971,409 and 8,811,503 units issued and outstanding)	11	9
Paid-in capital in excess of par value	221,118	177,322
Distributable earnings (loss)	234	1,395
Total members' capital	$221,363	$178,726
Total liabilities and members' capital	$373,705	$303,310
Net asset value per unit	$20.18	$20.28

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$7,414	$1,933
Payment-in-kind income	193	15
Dividend income	3	—
Other income	9	44
Total investment income	7,619	1,992

Expenses:
Interest and other financing expenses	2,106	199
Management fees	638	201
Income based incentive fees	614	185
Capital gains incentive fees	(119)	5
Professional fees	260	184
Directors' fees	26	26
Administrative service fees	71	41
Organization and offering costs	—	25
General and other expenses	46	40
Total expenses	3,642	906
Income based incentive fee waiver (Note 3)	(440)	(185)
Expense support (Note 3)	—	(245)
Management fees waiver (Note 3)	(440)	(201)
Net expenses	2,762	275
Net investment income (loss)	4,857	1,717
Net investment income (loss) after taxes	4,857	1,717

Realized and unrealized gain (loss):
Net realized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(955)	41
Translation of assets and liabilities in foreign currencies	1	—
Net realized and unrealized gain (loss)	$(954)	$41
Net increase (decrease) in members' capital resulting from operations	$3,903	$1,758

Net investment income (loss) per unit (basic and diluted)	$0.46	$0.49
Earnings (loss) per unit (basic and diluted)	$0.37	$0.50
Weighted average units outstanding:	10,476,131	3,497,628
The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Members' Capital at beginning of period:	$178,726	$43,368
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	4,857	1,717
Net change in unrealized appreciation (depreciation)	(954)	41
Net increase (decrease) in members’ capital resulting from operations	3,903	1,758

Distributions to Unitholders from:
Distributable earnings	(5,064)	(1,672)

Capital transactions:
Issuance of units	47,089	35,661
Reinvestment of dividends	1,733	525
Repurchased units	(5,024)	(351)
Net increase in members' capital resulting from capital transactions	43,798	35,835
Total increase (decrease) in members' capital	42,637	35,921
Members' capital at end of period	$221,363	$79,289
Distributions per unit	$0.48	$0.48

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$3,903	$1,758
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	955	(41)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(1)	—
Net accretion of discount and amortization of premium on investments	(131)	(64)
Payment-in-kind interest and dividend capitalized	(164)	(9)
Amortization of deferred financing costs	140	101
Amortization of deferred offering costs	—	25
Purchases of investments and change in payable for investments purchased	(76,130)	(18,059)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	3,600	403
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(61)	(167)
(Increase) decrease in deferred financing costs	(33)	—
(Increase) decrease in prepaid expenses and other assets	(14)	(4)
(Decrease) increase in payable to affiliates	146	(592)
(Decrease) increase in management fees payable	(320)	—
(Decrease) increase in incentive fees payable	(341)	5
(Decrease) increase in interest payable	316	(53)
(Decrease) increase in accrued expenses and other liabilities	(125)	110
Net cash provided by (used in) operating activities	(68,260)	(16,587)

Cash flows from financing activities:
Borrowings on debt	$56,000	$1,100
Repayments on debt	(26,000)	(12,100)
Deferred financing costs paid	—	(250)
Dividend paid in cash	(2,617)	(860)
Proceeds from issuance of Units	27,946	17,199
Subscriptions received in advance	17,815	11,436
Repurchases of Units	(6,487)	—
Net cash provided by (used in) financing activities	66,657	16,525
Net increase (decrease) in cash	(1,603)	(62)
Effect of foreign exchange rate changes on cash	1	—
Cash at beginning of period	29,112	21,310
Cash at end of period	$27,510	$21,248

North Haven Private Income Fund A LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$—	$7
Interest expense paid	$1,651	$151
Distribution reinvestment	$1,733	$525
Distributions payable	$2,173	$631
Accrued but unpaid deferred financing costs	$33	$—
Accrued but unpaid repurchases of common units	$5,024	$351

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Mantech International CP	(6) (8)	First Lien Debt	S +	5.00%	9.29%	09/14/2029	1,906	$1,906	$1,906	0.86%
Mantech International CP	(6) (8) (14)	First Lien Debt	S +	5.00%	9.29%	09/14/2029	—	—	—	—
Mantech International CP	(6) (8) (14)	First Lien Debt	S +	5.00%	9.29%	09/14/2028	—	—	—	—
								1,906	1,906	0.86
Automobile Components
LTI Holdings, Inc.		First Lien Debt	S +	4.25%	8.58%	07/19/2029	995	1,002	991	0.45
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.95%	08/05/2028	753	739	714	0.32
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.95%	08/05/2028	165	163	157	0.07
Sonny's Enterprises, LLC	(6) (7) (14)	First Lien Debt	S +	5.50%	9.95%	08/05/2027	84	82	76	0.03
								1,986	1,938	0.88
Automobiles
COP Collisionright Parent, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.79%	01/29/2030	774	761	774	0.35
COP Collisionright Parent, LLC	(6) (7) (14)	First Lien Debt	S +	5.50%	9.79%	01/29/2030	350	343	350	0.16
COP Collisionright Parent, LLC	(6) (7) (14)	First Lien Debt	S +	5.50%	9.79%	01/29/2030	19	17	19	0.01
Drivecentric Holdings, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.07%	08/15/2031	4,412	4,370	4,393	1.98
Drivecentric Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.07%	08/15/2031	—	(5)	(3)	—
Turbo Buyer, Inc.	(6) (7)	First Lien Debt	S +	6.00%	10.45%	12/02/2025	749	745	712	0.32
Turbo Buyer, Inc.	(6) (7)	First Lien Debt	S +	6.00%	10.45%	12/02/2025	1,054	1,048	1,002	0.45
Vehlo Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.58%	05/24/2028	350	348	348	0.16
Vehlo Purchaser, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.58%	05/24/2028	85	76	76	0.03
Vehlo Purchaser, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.58%	05/24/2028	—	—	—	—
								7,703	7,671	3.47
Beverages
Vamos Bidco, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.05%	01/30/2032	2,700	2,673	2,673	1.21
Vamos Bidco, Inc.	(6) (9) (14)	First Lien Debt	S +	4.75%	9.05%	01/30/2032	—	(6)	(6)	—
Vamos Bidco, Inc.	(6) (9) (14)	First Lien Debt	S +	4.75%	9.05%	01/30/2032	—	(3)	(3)	—
								2,664	2,664	1.20
Biotechnology
GraphPad Software, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.05%	06/30/2031	7,386	7,352	7,386	3.34
GraphPad Software, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.05%	06/30/2031	11	10	11	—
GraphPad Software, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.05%	06/30/2031	—	—	—	—
								7,362	7,397	3.34
Building Products
Project Potter Buyer, LLC	(6) (7)	First Lien Debt	S +	6.00%	10.30%	04/23/2027	6,748	6,748	6,748	3.05
Project Potter Buyer, LLC	(6) (7) (14)	First Lien Debt	S +	6.00%	10.30%	04/23/2026	—	—	—	—

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
								$6,748	$6,748	3.05%
Chemicals
Tank Holding Corp.	(8)	First Lien Debt	S +	6.00%	10.43%	03/31/2028	2,782	2,718	2,672	1.21
Tank Holding Corp.	(8)	First Lien Debt	S +	6.00%	10.43%	03/31/2028	233	228	223	0.10
								2,946	2,895	1.31
Commercial Services & Supplies
Allied Universal Holdco, LLC	(9)	First Lien Debt	S +	3.75%	8.18%	05/12/2028	990	992	988	0.45
Belfor Holdings, Inc.	(9)	First Lien Debt	S +	3.00%	7.33%	11/01/2030	976	985	973	0.44
Consor Intermediate II, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.80%	05/12/2031	886	879	886	0.40
Consor Intermediate II, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.80%	05/12/2031	—	(2)	—	—
Consor Intermediate II, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.80%	05/12/2031	—	(1)	—	—
CRCI Longhorn Holdings, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.33%	08/27/2031	2,817	2,790	2,817	1.27
CRCI Longhorn Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.33%	08/27/2031	—	(3)	—	—
CRCI Longhorn Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.33%	08/27/2031	245	240	245	0.11
Firebird Acquisition Corp, Inc.	(6) (8)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.29%	02/02/2032	3,400	3,383	3,383	1.53
Firebird Acquisition Corp, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.29%	02/02/2032	—	(5)	(5)	—
Firebird Acquisition Corp, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.29%	02/02/2032	—	(3)	(3)	—
Helios Service Partners, LLC	(6) (7)	First Lien Debt	S +	5.00%	9.56%	03/19/2027	241	238	240	0.11
Helios Service Partners, LLC	(6) (7) (14)	First Lien Debt	S +	5.00%	9.56%	03/19/2027	408	398	403	0.18
Helios Service Partners, LLC	(6) (7) (14)	First Lien Debt	S +	5.00%	9.56%	03/19/2027	—	(1)	—	—
Hercules Borrower, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.64%	12/15/2026	2,537	2,517	2,527	1.14
HSI Halo Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.29%	06/30/2031	7,431	7,363	7,431	3.36
HSI Halo Acquisition, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.29%	06/30/2031	16	15	16	0.01
HSI Halo Acquisition, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.29%	06/28/2030	—	(1)	—	—
Iris Buyer, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	9.54%	10/02/2030	1,378	1,346	1,373	0.62
Iris Buyer, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	9.54%	10/02/2030	130	127	130	0.06
Iris Buyer, LLC	(6) (7) (10) (14)	First Lien Debt	S +	5.25%	9.54%	10/02/2029	60	56	59	0.03
Pye-Barker Fire & Safety, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.80%	05/26/2031	1,755	1,755	1,755	0.79
Pye-Barker Fire & Safety, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.80%	05/26/2031	283	278	283	0.13
Pye-Barker Fire & Safety, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.80%	05/24/2030	30	28	30	0.01
Routeware, Inc.	(6) (7)	First Lien Debt	S +	5.25%	9.55%	09/18/2031	3,182	3,152	3,163	1.43
Routeware, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.55%	09/18/2031	91	84	82	0.04
Routeware, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.55%	09/18/2031	—	(3)	(2)	—
Transit Technologies, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.17%	08/20/2031	2,545	2,522	2,545	1.15
Transit Technologies, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.17%	08/20/2031	285	279	285	0.13

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Transit Technologies, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.17%	08/20/2030	—	$(5)	$—	—%
Vensure Employer Services, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.30%	09/26/2031	2,008	1,989	1,994	0.90
Vensure Employer Services, Inc.	(6) (9) (14)	First Lien Debt	S +	5.00%	9.30%	09/26/2031	77	74	74	0.03
VRC Companies, LLC	(6) (7)	First Lien Debt	S +	5.75%	10.07%	06/29/2027	6,678	6,670	6,678	3.02
VRC Companies, LLC	(6) (7)	First Lien Debt	S +	5.75%	10.07%	06/29/2027	251	248	251	0.11
VRC Companies, LLC	(6) (7) (14)	First Lien Debt	S +	5.75%	10.07%	06/29/2027	—	—	—	—
								38,384	38,601	17.44
Construction & Engineering
Arcoro Holdings Corp.	(6) (7)	First Lien Debt	S +	5.50%	9.80%	03/28/2030	3,222	3,192	3,123	1.41
Arcoro Holdings Corp.	(6) (7) (14)	First Lien Debt	S +	5.50%	9.80%	03/28/2030	—	(4)	(8)	—
Superman Holdings, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.80%	08/29/2031	4,761	4,749	4,761	2.15
Superman Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.80%	08/29/2031	558	553	558	0.25
Superman Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.80%	08/29/2031	—	(2)	—	—
								8,488	8,434	3.81
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	5.50%	9.79%	02/03/2031	5,724	5,703	5,724	2.59
PDI TA Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	5.50%	9.79%	02/03/2031	—	(2)	—	—
PDI TA Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	5.50%	9.79%	02/03/2031	31	29	31	0.01
								5,730	5,755	2.60
Containers & Packaging
BP Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.50% PIK	10.06%	12/11/2028	1,966	1,945	1,731	0.78
Proampac PG Borrower, LLC	(8)	First Lien Debt	S +	4.00%	8.31%	09/15/2028	495	498	491	0.22
								2,443	2,222	1.00
Distributors
Bradyplus Holdings, LLC	(6) (7)	First Lien Debt	S +	5.00%	9.29%	10/31/2029	1,784	1,755	1,784	0.81
Bradyplus Holdings, LLC	(6) (7) (14)	First Lien Debt	S +	5.00%	9.29%	10/31/2029	11	10	11	—
								1,765	1,795	0.81
Diversified Consumer Services
Any Hour, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.55%	05/23/2030	2,355	2,323	2,321	1.05
Any Hour, LLC	(6) (9) (14)	First Lien Debt	S +	5.25%	9.55%	05/23/2030	67	62	57	0.03
Any Hour, LLC	(6) (9) (14)	First Lien Debt	S +	5.25%	9.55%	05/23/2030	187	183	182	0.08
Any Hour, LLC	(6)	Unsecured Debt		13.00% PIK	13.00%	05/23/2031	658	647	645	0.29
DA Blocker Corp.	(6) (8) (10)	First Lien Debt	S +	4.75%	9.05%	02/10/2032	2,116	2,095	2,095	0.95
DA Blocker Corp.	(6) (8) (10) (14)	First Lien Debt	S +	4.75%	9.05%	02/10/2032	—	(3)	(3)	—
DA Blocker Corp.	(6) (8) (10) (14)	First Lien Debt	S +	4.75%	9.05%	02/10/2032	66	64	64	0.03
Eclipse Buyer, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.06%	09/08/2031	943	934	943	0.43

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Eclipse Buyer, Inc.	(6) (9) (14)	First Lien Debt	S +	4.75%	9.06%	09/08/2031	—	$(1)	$—	—%
Eclipse Buyer, Inc.	(6) (9) (14)	First Lien Debt	S +	4.75%	9.06%	09/08/2031	—	(1)	—	—
Essential Services Holding Corporation	(6) (8)	First Lien Debt	S +	5.00%	9.30%	06/17/2031	9,850	9,760	9,850	4.45
Essential Services Holding Corporation	(6) (8) (14)	First Lien Debt	S +	5.00%	9.30%	06/17/2031	—	—	—	—
Essential Services Holding Corporation	(6) (8) (14)	First Lien Debt	S +	5.00%	9.30%	06/17/2030	9	9	9	—
EVDR Purchaser, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.83%	02/14/2031	2,038	2,002	2,038	0.92
EVDR Purchaser, Inc.	(6) (8) (14)	First Lien Debt	S +	5.50%	9.83%	02/14/2031	—	(5)	—	—
EVDR Purchaser, Inc.	(6) (8) (14)	First Lien Debt	S +	5.50%	9.83%	02/14/2031	35	29	35	0.02
Vertex Service Partners, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.30%	11/08/2030	311	304	311	0.14
Vertex Service Partners, LLC	(6) (8) (14)	First Lien Debt	S +	6.00%	10.30%	11/08/2030	795	777	795	0.36
Vertex Service Partners, LLC	(6) (8) (14)	First Lien Debt	S +	6.00%	10.30%	11/08/2030	29	27	29	0.01
								19,206	19,371	8.75
Electric Utilities
Kohler Energy Co, LLC		First Lien Debt	S +	3.75%	8.05%	05/01/2031	918	929	902	0.41

Electrical Equipment
Spark Buyer, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	779	768	772	0.35
Spark Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	—	(2)	(3)	—
Spark Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	—	(2)	(1)	—
								764	768	0.35
Electronic Equipment, Instruments & Components
Chamberlain Group, Inc.		First Lien Debt	S +	3.25%	7.68%	11/03/2028	995	999	985	0.44
DG Investment Intermediate Holdings 2, Inc.		First Lien Debt	S +	3.75%	8.19%	03/31/2028	497	503	494	0.22
Magneto Components Buyco, LLC	(6) (8)	First Lien Debt	S +	6.00% (incl. 2.58% PIK)	10.30%	12/05/2030	2,579	2,524	2,529	1.14
Magneto Components Buyco, LLC	(6) (8) (14)	First Lien Debt	S +	6.00% (incl. 2.58% PIK)	10.30%	12/05/2030	—	(5)	(10)	—
Magneto Components Buyco, LLC	(6) (8) (14)	First Lien Debt	S +	6.00% (incl. 2.58% PIK)	10.30%	12/05/2029	—	(8)	(8)	—
NSI Holdings, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.30%	11/15/2031	4,410	4,368	4,367	1.97
NSI Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.30%	11/15/2031	—	(3)	(8)	—
NSI Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.30%	11/15/2031	—	(8)	(8)	—
								8,370	8,341	3.77
Financial Services
MAI Capital Management Intermediate, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.05%	08/29/2031	1,544	1,529	1,544	0.70
MAI Capital Management Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.05%	08/29/2031	361	355	361	0.16
MAI Capital Management Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.05%	08/29/2031	83	80	83	0.04
PMA Parent Holdings, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.58%	01/31/2031	2,102	2,072	2,084	0.94

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
PMA Parent Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.58%	01/31/2031	—	$(2)	$(1)	—%
RFS Opco, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.05%	04/04/2031	1,492	1,494	1,492	0.67
RFS Opco, LLC	(6) (9) (14)	First Lien Debt	S +	3.50%	7.79%	04/04/2029	1,000	988	998	0.45
Trintech, Inc.	(6) (7)	First Lien Debt	S +	5.50%	9.83%	07/25/2029	1,834	1,791	1,822	0.82
Trintech, Inc.	(6) (7) (14)	First Lien Debt	S +	5.50%	9.83%	07/25/2029	41	38	40	0.02
								8,345	8,423	3.81
Ground Transportation
SV Newco 2, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	9.05%	06/02/2031	3,986	3,966	3,971	1.79
SV Newco 2, Inc.	(6) (8) (10) (14)	First Lien Debt	S +	4.75%	9.05%	06/02/2031	368	359	365	0.16
SV Newco 2, Inc.	(6) (8) (10) (14)	First Lien Debt	S +	4.75%	9.05%	06/02/2031	—	(7)	(2)	—
								4,318	4,334	1.96
Health Care Equipment & Supplies
Journey Personal Care Corp.	(8)	First Lien Debt	S +	3.75%	8.05%	03/01/2028	992	995	980	0.44
Medline Borrower, LP	(9)	First Lien Debt	S +	2.25%	6.58%	10/23/2028	990	995	988	0.45
Tidi Legacy Products, Inc.	(6) (7)	First Lien Debt	S +	5.25%	9.58%	12/19/2029	4,352	4,330	4,352	1.97
Tidi Legacy Products, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.58%	12/19/2029	—	(3)	—	—
Tidi Legacy Products, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.58%	12/19/2029	—	(4)	—	—
YI, LLC	(6) (7)	First Lien Debt	S +	5.75%	10.05%	12/03/2029	1,690	1,662	1,687	0.76
YI, LLC	(6) (7) (14)	First Lien Debt	S +	5.75%	10.05%	12/03/2029	—	(3)	(1)	—
YI, LLC	(6) (7) (14)	First Lien Debt	S +	5.75%	10.05%	12/03/2029	—	(4)	(1)	—
								7,968	8,005	3.62
Health Care Providers & Services
DCA Investment Holdings, LLC	(6) (8)	First Lien Debt	S +	6.50%	10.73%	04/03/2028	2,039	2,014	1,998	0.90
Gateway US Holdings, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	9.05%	09/22/2028	1,404	1,384	1,404	0.63
Gateway US Holdings, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	9.05%	09/22/2028	423	418	423	0.19
Gateway US Holdings, Inc.	(6) (8) (10) (14)	First Lien Debt	S +	4.75%	9.05%	09/22/2028	—	(1)	—	—
iCIMS, Inc.	(6) (8)	First Lien Debt	S +	5.75%	10.04%	08/18/2028	949	944	949	0.43
iCIMS, Inc.	(6) (8) (14)	First Lien Debt	S +	5.75%	10.04%	08/18/2028	9	9	9	—
Imagine 360, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.05%	10/02/2028	3,234	3,205	3,225	1.46
Imagine 360, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.05%	10/02/2028	—	(2)	(1)	—
Imagine 360, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.05%	10/02/2028	—	(3)	(1)	—
Invictus Buyer, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.05%	06/03/2031	1,612	1,597	1,606	0.73
Invictus Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.05%	06/03/2031	—	(3)	(3)	—
Invictus Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.05%	06/03/2031	—	(2)	(1)	—
PPV Intermediate Holdings, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.31%	08/31/2029	666	662	666	0.30
								10,222	10,274	4.64

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Health Care Technology
Athenahealth, Inc.	(9)	First Lien Debt	S +	3.00%	7.33%	02/15/2029	992	$992	$979	0.44%
Cotiviti Corporation		First Lien Debt	S +	2.75%	7.07%	05/01/2031	990	994	968	0.44
Hyland Software, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.33%	09/19/2030	2,824	2,792	2,824	1.28
Hyland Software, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.33%	09/19/2029	—	(1)	—	—
Imprivata, Inc.	(9)	First Lien Debt	S +	3.50%	7.79%	12/01/2027	495	499	494	0.22
								5,276	5,265	2.38
Household Products
Kronos Acquisition Holdings, Inc.		First Lien Debt	S +	4.00%	8.30%	07/08/2031	992	989	849	0.38

Industrial Conglomerates
Aptean, Inc.	(6) (8)	First Lien Debt	S +	5.25%	9.56%	01/30/2031	1,955	1,942	1,950	0.88
Aptean, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	9.06%	01/30/2031	49	45	45	0.02
Aptean, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	9.06%	01/30/2031	34	33	33	0.01
								2,020	2,028	0.92
Insurance Services
Alliant Holdings Intermediate, LLC	(9)	First Lien Debt	S +	2.75%	7.07%	09/19/2031	993	998	986	0.45
Amerilife Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.26%	08/31/2029	4,326	4,316	4,326	1.95
Amerilife Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	9.26%	08/31/2029	—	(2)	(2)	—
Amerilife Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	9.26%	08/31/2028	—	(1)	—	—
Foundation Risk Partners Corp.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.30%	10/29/2030	—	(5)	(5)	—
Foundation Risk Partners Corp.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.30%	10/29/2029	—	(2)	—	—
Galway Borrower, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.80%	09/29/2028	367	363	367	0.17
Galway Borrower, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.80%	09/29/2028	609	604	609	0.28
Higginbotham Insurance Agency, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.83%	11/24/2028	4,759	4,749	4,733	2.14
Higginbotham Insurance Agency, Inc.	(6) (7) (14)	First Lien Debt	S +	4.50%	8.83%	11/24/2028	394	388	390	0.18
High Street Buyer, Inc.	(6) (8) (14)	First Lien Debt	S +	5.25%	9.55%	04/14/2028	163	154	163	0.07
HUB International Limited		First Lien Debt	S +	2.50%	6.79%	06/20/2030	495	499	492	0.22
Inszone Mid, LLC	(6) (7)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	928	912	928	0.42
Inszone Mid, LLC	(6) (7) (14)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	839	824	839	0.38
Inszone Mid, LLC	(6) (7) (14)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	—	(2)	—	—
Integrity Marketing Acquisition, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.31%	08/25/2028	4,927	4,927	4,927	2.23
Integrity Marketing Acquisition, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	9.31%	08/25/2028	—	—	—	—
Patriot Growth Insurance Services, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.45%	10/16/2028	4,987	4,987	4,987	2.25
Peter C. Foy & Associates Insurance Services, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.90%	11/01/2028	591	582	591	0.27
Peter C. Foy & Associates Insurance Services, LLC	(6) (8) (14)	First Lien Debt	S +	5.50%	9.90%	11/01/2028	751	744	751	0.34
RSC Acquisition, Inc.	(6) (7)	First Lien Debt	S +	4.75%	9.05%	11/01/2029	171	171	171	0.08

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
RSC Acquisition, Inc.	(6) (8)	First Lien Debt	S +	4.75%	9.05%	11/01/2029	414	$413	$414	0.19%
USI, Inc.		First Lien Debt	S +	2.25%	6.55%	09/29/2030	990	995	979	0.44
World Insurance Associates, LLC	(6) (7)	First Lien Debt	S +	5.00%	9.30%	04/03/2030	6,465	6,437	6,400	2.89
								33,051	33,046	14.93
IT Services
Apollo Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	4,021	3,982	3,968	1.79
Apollo Acquisition, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	—	(7)	(18)	(0.01)
Apollo Acquisition, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(5)	(7)	—
Asurion, LLC		First Lien Debt	S +	4.25%	8.58%	09/19/2030	992	987	978	0.44
Catalis Intermediate, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.95%	08/04/2027	2,067	2,067	2,047	0.92
Catalis Intermediate, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.95%	08/04/2027	680	680	673	0.30
Catalis Intermediate, Inc.	(6) (8) (14)	First Lien Debt	S +	5.50%	9.95%	08/04/2027	85	85	82	0.04
GI DI Cornfield Acquisition, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.92%	03/09/2028	3,880	3,833	3,857	1.74
GI DI Cornfield Acquisition, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.92%	03/09/2028	—	(12)	(12)	(0.01)
Ridge Trail US Bidco, Inc.	(6) (7) (10)	First Lien Debt	S +	4.50%	8.80%	09/30/2031	4,913	4,864	4,856	2.19
Ridge Trail US Bidco, Inc.	(6) (7) (10) (14)	First Lien Debt	S +	4.50%	8.80%	09/30/2031	—	(8)	(14)	(0.01)
Ridge Trail US Bidco, Inc.	(6) (7) (10) (14)	First Lien Debt	S +	4.50%	8.80%	03/31/2031	106	101	102	0.05
Sedgwick Claims Management Services, Inc.		First Lien Debt	S +	3.00%	7.31%	07/31/2031	992	998	989	0.45
Thrive Buyer, Inc. (Thrive Networks)	(6) (8)	First Lien Debt	S +	4.75%	9.05%	02/02/2032	5,412	5,359	5,359	2.42
Thrive Buyer, Inc. (Thrive Networks)	(6) (8) (14)	First Lien Debt	S +	4.75%	9.05%	02/02/2032	75	66	66	0.03
Thrive Buyer, Inc. (Thrive Networks)	(6) (8) (14)	First Lien Debt	S +	4.75%	9.05%	02/02/2032	—	(7)	(7)	—
								22,983	22,919	10.35
Leisure Products
Recess Holdings, Inc.	(7)	First Lien Debt	S +	3.75%	8.05%	02/20/2030	993	1,003	991	0.45

Life Sciences Tools & Services
Model N, Inc.	(6) (8)	First Lien Debt	S +	4.75%	9.05%	06/27/2031	6,814	6,751	6,814	3.08
Model N, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	9.05%	06/27/2031	—	—	—	—
Model N, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	9.05%	06/27/2031	—	(1)	—	—
								6,750	6,814	3.08
Machinery
AI Aqua Merger Sub, Inc.	(9)	First Lien Debt	S +	3.00%	7.32%	07/31/2028	497	500	493	0.22
Chase Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.06%	10/30/2028	488	481	488	0.22
Chase Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.06%	10/30/2028	4	3	4	—
CPM Holdings, Inc.	(9)	First Lien Debt	S +	4.50%	8.82%	09/28/2028	495	496	486	0.22
Engineered Machinery Holdings, Inc.	(8)	First Lien Debt	S +	3.75%	8.31%	05/19/2028	992	997	992	0.45
Icebox Holdco III, Inc.	(9)	First Lien Debt	S +	3.50%	8.06%	12/22/2028	497	503	497	0.22

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
TK Elevator US Newco, Inc.	(9)	First Lien Debt	S +	3.50%	7.74%	04/30/2030	993	$1,001	$989	0.45%
								3,981	3,949	1.78
Media
Aragorn Parent Corporation		First Lien Debt	S +	4.00%	8.32%	12/15/2028	995	1,004	996	0.45
Multi-Utilities
AWP Group Holdings, Inc.	(6) (7)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	1,862	1,838	1,862	0.84
AWP Group Holdings, Inc.	(6) (7)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	1,007	989	1,007	0.45
AWP Group Holdings, Inc.	(6) (7) (14)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	45	41	45	0.02
								2,868	2,914	1.32
Professional Services
Accordion Partners, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	5,870	5,813	5,843	2.64
Accordion Partners, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	157	152	152	0.07
Accordion Partners, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	—	(6)	(3)	—
Ascend Partner Services, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.75%	08/11/2031	1,955	1,937	1,955	0.88
Ascend Partner Services, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.75%	08/11/2031	949	930	949	0.43
Ascend Partner Services, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.75%	08/11/2031	215	209	215	0.10
Bullhorn, Inc.	(6) (7)	First Lien Debt	S +	5.00%	9.33%	10/01/2029	1,047	1,039	1,047	0.47
Bullhorn, Inc.	(6) (7)	First Lien Debt	S +	5.00%	9.33%	10/01/2029	389	387	389	0.18
Bullhorn, Inc.	(6) (7) (14)	First Lien Debt	S +	5.00%	9.33%	10/01/2029	—	—	—	—
Carr, Riggs and Ingram Capital, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.07%	11/18/2031	3,450	3,417	3,416	1.54
Carr, Riggs and Ingram Capital, LLC	(6) (9) (14)	First Lien Debt	S +	4.75%	9.07%	11/18/2031	285	277	268	0.12
Carr, Riggs and Ingram Capital, LLC	(6) (9) (14)	First Lien Debt	S +	4.75%	9.07%	11/18/2031	200	192	192	0.09
Crisis Prevention Institute, Inc.	(9)	First Lien Debt	S +	4.00%	8.30%	04/09/2031	998	993	997	0.45
GPS Merger Sub, LLC	(6) (7)	First Lien Debt	S +	6.00%	10.33%	10/02/2029	1,280	1,260	1,276	0.58
GPS Merger Sub, LLC	(6) (7) (14)	First Lien Debt	S +	6.00%	10.33%	10/02/2029	—	(3)	(1)	—
GPS Merger Sub, LLC	(6) (7) (14)	First Lien Debt	S +	6.00%	10.33%	10/02/2029	—	(4)	(1)	—
IG Investment Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.29%	09/22/2028	4,483	4,442	4,460	2.01
IG Investment Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	9.29%	09/22/2028	—	(5)	(3)	—
KENG Acquisition, Inc.	(6) (7)	First Lien Debt	S +	5.00%	9.33%	08/01/2029	286	280	283	0.13
KENG Acquisition, Inc.	(6) (7) (14)	First Lien Debt	S +	5.00%	9.33%	08/01/2029	136	132	133	0.06
KENG Acquisition, Inc.	(6) (7) (14)	First Lien Debt	S +	5.00%	9.33%	08/01/2029	—	(1)	(1)	—
UHY Advisors, Inc.	(6) (8)	First Lien Debt	S +	4.75%	9.06%	11/21/2031	2,208	2,187	2,200	0.99
UHY Advisors, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	9.06%	11/21/2031	—	(10)	(8)	—
UHY Advisors, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	9.06%	11/21/2031	130	124	128	0.06
Verdantas, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.58%	05/06/2031	5,122	5,085	5,119	2.31
Verdantas, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.58%	05/06/2031	115	113	115	0.05
Verdantas, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.58%	05/06/2030	—	(4)	—	—

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
								$28,936	$29,120	13.15%

Real Estate Management & Development
Associations, Inc.	(6) (7)	First Lien Debt	S +	6.50%	11.07%	07/03/2028	869	869	869	0.39
Associations, Inc.	(6) (7) (14)	First Lien Debt	S +	6.50%	11.07%	07/03/2028	17	17	17	0.01
Associations, Inc.	(6) (7) (14)	First Lien Debt	S +	6.50%	11.07%	07/03/2028	40	40	40	0.02
Inhabitiq, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.83%	01/12/2032	4,134	4,114	4,114	1.86
Inhabitiq, Inc.	(6) (8) (14)	First Lien Debt	S +	4.50%	8.83%	01/12/2032	—	(3)	(3)	—
Inhabitiq, Inc.	(6) (8) (14)	First Lien Debt	S +	4.50%	8.83%	01/12/2032	—	(3)	(3)	—
MRI Software, LLC	(6) (7)	First Lien Debt	S +	4.75%	9.05%	02/10/2027	5,779	5,791	5,745	2.60
MRI Software, LLC	(6) (7) (14)	First Lien Debt	S +	4.75%	9.05%	02/10/2027	12	11	11	—
MRI Software, LLC	(6) (7) (14)	First Lien Debt	S +	4.75%	9.05%	02/10/2027	10	9	9	—
								10,845	10,799	4.88
Software
Artifact Bidco, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.80%	07/28/2031	2,113	2,094	2,113	0.95
Artifact Bidco, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.80%	07/28/2031	—	(2)	—	—
Artifact Bidco, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.80%	07/26/2030	—	(3)	—	—
AuditBoard, Inc.	(6) (7)	First Lien Debt	S +	4.75%	9.05%	07/14/2031	3,600	3,567	3,600	1.63
AuditBoard, Inc.	(6) (7) (14)	First Lien Debt	S +	4.75%	9.05%	07/14/2031	—	(8)	—	—
AuditBoard, Inc.	(6) (7) (14)	First Lien Debt	S +	4.75%	9.05%	07/14/2031	—	(6)	—	—
Banyan Software Holdings, LLC	(6) (7)	First Lien Debt	S +	5.25%	9.58%	01/02/2031	2,435	2,411	2,411	1.09
Banyan Software Holdings, LLC	(6) (7) (14)	First Lien Debt	S +	5.25%	9.58%	01/02/2031	507	498	498	0.22
Banyan Software Holdings, LLC	(6) (7) (14)	First Lien Debt	S +	5.25%	9.58%	01/02/2031	—	(3)	(3)	—
Central Parent, Inc.	(9)	First Lien Debt	S +	3.25%	7.55%	07/06/2029	498	500	426	0.19
Cloud Software Group, Inc.	(9)	First Lien Debt	S +	3.50%	7.80%	03/30/2029	370	370	366	0.17
Coupa Holdings, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.54%	02/27/2030	1,629	1,603	1,626	0.73
Coupa Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.54%	02/27/2030	—	(1)	—	—
Coupa Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.54%	02/27/2029	—	(2)	—	—
Diligent Corporation	(6) (8)	First Lien Debt	S +	5.00%	9.31%	08/02/2030	5,628	5,590	5,610	2.53
Diligent Corporation	(6) (8) (14)	First Lien Debt	S +	5.00%	9.31%	08/02/2030	—	(5)	(2)	—
Diligent Corporation	(6) (8) (14)	First Lien Debt	S +	5.00%	9.31%	08/02/2030	—	(4)	(2)	—
E-Discovery AcquireCo, LLC	(6) (7)	First Lien Debt	S +	5.75%	10.02%	08/29/2029	1,458	1,441	1,442	0.65
E-Discovery AcquireCo, LLC	(6) (7) (14)	First Lien Debt	S +	5.75%	10.02%	08/29/2029	19	18	19	0.01
Epicor Software Corporation	(8)	First Lien Debt	S +	2.75%	7.08%	05/30/2031	497	499	496	0.22
Espresso Bidco, Inc.	(6) (7)	First Lien Debt	S +	5.25%	9.55%	03/25/2032	4,286	4,222	4,222	1.91
Espresso Bidco, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.55%	03/25/2032	—	(9)	(9)	—
Espresso Bidco, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.55%	03/25/2032	—	(8)	(8)	—

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Everbridge Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.31%	07/02/2031	7,830	$7,794	$7,830	3.54%
Everbridge Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	9.31%	07/02/2031	42	42	42	0.02
Everbridge Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	9.31%	07/02/2031	—	—	—	—
Formstack Acquisition Co	(6) (7)	First Lien Debt	S +	5.25%	9.55%	03/28/2030	1,864	1,840	1,829	0.83
Formstack Acquisition Co	(6) (7) (14)	First Lien Debt	S +	5.25%	9.55%	03/28/2030	185	180	171	0.08
Formstack Acquisition Co	(6) (7) (14)	First Lien Debt	S +	5.25%	9.55%	03/28/2030	60	55	53	0.02
Granicus, Inc.	(6) (8)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.04%	01/17/2031	1,575	1,562	1,575	0.71
Granicus, Inc.	(6) (8) (14)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.04%	01/17/2031	2,411	2,385	2,411	1.09
Granicus, Inc.	(6) (8) (14)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.04%	01/17/2031	—	(2)	—	—
GS AcquisitionCo, Inc.	(6) (7)	First Lien Debt	S +	5.25%	9.55%	05/25/2028	1,570	1,564	1,570	0.71
GS AcquisitionCo, Inc.	(6) (8) (14)	First Lien Debt	S +	5.25%	9.55%	05/25/2028	35	35	35	0.02
GS AcquisitionCo, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.55%	05/22/2028	—	(1)	—	—
Hootsuite, Inc.	(6) (10)	First Lien Debt	S +	5.50%	9.80%	05/22/2030	2,680	2,644	2,673	1.21
Hootsuite, Inc.	(6) (10) (14)	First Lien Debt	S +	5.50%	9.80%	05/22/2030	—	(4)	(1)	—
Icefall Parent, Inc.	(6) (7)	First Lien Debt	S +	6.50%	10.79%	01/25/2030	1,826	1,795	1,816	0.82
Icefall Parent, Inc.	(6) (7) (14)	First Lien Debt	S +	6.50%	10.79%	01/25/2030	—	(3)	(1)	—
LogRhythm, Inc.	(6) (7)	First Lien Debt	S +	7.50%	11.81%	07/02/2029	1,364	1,327	1,333	0.60
LogRhythm, Inc.	(6) (7) (14)	First Lien Debt	S +	7.50%	11.81%	07/02/2029	—	(3)	(3)	—
Nasuni Corporation	(6) (8)	First Lien Debt	S +	5.75%	10.05%	09/10/2030	4,138	4,080	4,138	1.87
Nasuni Corporation	(6) (8) (14)	First Lien Debt	S +	5.75%	10.05%	09/10/2030	—	(12)	—	—
OceanKey (U.S.) II Corp.	(9)	First Lien Debt	S +	3.50%	7.93%	12/15/2028	992	996	989	0.45
Onit, Inc.	(6) (8)	First Lien Debt	S +	4.75%	9.80%	01/27/2032	3,463	3,429	3,429	1.55
Onit, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	9.80%	01/27/2032	—	(7)	(7)	—
Onit, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	9.80%	01/27/2032	—	(5)	(5)	—
Optimizely North America, Inc.	(6) (8) (10)	First Lien Debt	S +	5.00%	9.33%	10/30/2031	3,052	3,023	3,041	1.37
Optimizely North America, Inc.	(6) (8) (10)	First Lien Debt	E +	5.25%	7.61%	10/30/2031	€1,124	1,209	1,209	0.55
Optimizely North America, Inc.	(6) (8) (10)	First Lien Debt	SA +	5.50%	9.96%	10/30/2031	£375	483	482	0.22
Optimizely North America, Inc.	(6) (8) (10) (14)	First Lien Debt	S +	5.00%	9.33%	10/30/2031	—	(4)	(2)	—
Runway Bidco, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	5,464	5,411	5,443	2.46
Runway Bidco, LLC	(6) (9) (14)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	—	(7)	(5)	—
Runway Bidco, LLC	(6) (9) (14)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	—	(7)	(3)	—
Saturn Borrower, Inc.	(6) (7)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	5,238	5,163	5,163	2.33
Saturn Borrower, Inc.	(6) (7) (14)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	—	(14)	(14)	(0.01)
Saturn Borrower, Inc.	(6) (7) (14)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	—	(12)	(12)	(0.01)
UKG, Inc.		First Lien Debt	S +	3.00%	7.30%	02/10/2031	496	498	495	0.22

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Vision Solutions, Inc.		First Lien Debt	S +	4.00%	8.55%	04/24/2028	995	$991	$956	0.43%
								69,187	69,435	31.37
Specialty Retail
Les Schwab Tire Centers	(9)	First Lien Debt	S +	2.50%	6.81%	04/23/2031	498	499	493	0.22

Textiles, Apparel & Luxury Goods
Varsity Brands, Inc.	(11)	First Lien Debt	S +	3.50%	7.82%	08/26/2031	1,000	1,004	978	0.44

Transportation Infrastructure
KKR Apple Bidco, LLC		First Lien Debt	S +	2.50%	6.83%	09/23/2031	495	495	491	0.22

Wireless Telecommunication Services
CCI Buyer, Inc.	(8)	First Lien Debt	S +	4.00%	8.30%	12/17/2027	495	494	495	0.22
Mobile Communications America, Inc.	(6) (7)	First Lien Debt	S +	5.25%	9.53%	10/16/2029	1,011	999	1,011	0.46
Mobile Communications America, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.53%	10/16/2029	95	92	95	0.04
Mobile Communications America, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.53%	10/16/2029	—	(2)	—	—
								1,583	1,601	0.72
Total Debt Investments								$340,721	$341,132	154.11%

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(6) (12) (13)	Common Equity		02/03/2025	145,000	$138	$138	0.06%

Diversified Consumer Services
Eclipse Topco, Inc.	(6) (12)	Preferred Equity	12.50% PIK	09/05/2024	15	148	149	0.07

Electrical Equipment
Sparkstone Electrical Group	(6) (12) (13)	Common Equity		10/15/2024	1,500	150	150	0.07

Professional Services
Verdantas, LLC	(6) (12) (13)	Common Equity		05/03/2024	796	1	1	—
Verdantas, LLC	(6) (12)	Preferred Equity	10.00%	05/03/2024	78,804	86	88	0.04
						87	89	0.04
Software
Reveal Data Solutions	(6) (12) (13)	Common Equity		08/29/2023	12,307	16	20	0.01
Total Equity Investments						$539	$546	0.25%
Total Portfolio Investments						$341,260	$341,678	154.35%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2025, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2025, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the SMBC Facility (as defined below). See Note 6 "Debt".
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E"), SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2025. As of March 31, 2025, the reference rates for our variable rate loans were the C at 2.77% 1-month E 2.36%, 1-month S at 4.32%, 3-month S at 4.29%, 6-month S at 4.19%, SA at 4.46% and the P at 7.50%.

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
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025 non-qualifying assets represented 5.95% of total assets as calculated in accordance with regulatory requirements.

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

(11)	Position or portion thereof unsettled as of March 31, 2025.
(12)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of March 31, 2025, the aggregate fair value of these securities is $546 or 0.25% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(13)	Non-income producing security.
(14) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date started. See below for more information on the Company’s unfunded commitments as of March 31, 2025:

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	$1,284	$—
AWP Group Holdings, Inc.	Revolver	12/23/2030	179	—
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	822	(4)
Accordion Partners, LLC	Revolver	11/17/2031	652	(3)
Amerilife Holdings, LLC	Delayed Draw Term Loan	02/28/2027	651	(2)
Amerilife Holdings, LLC	Revolver	08/31/2028	326	—
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	625	(9)
Any Hour, LLC	Revolver	05/23/2030	159	(2)
Apollo Acquisition, Inc.	Delayed Draw Term Loan	12/30/2026	1,406	(18)
Apollo Acquisition, Inc.	Revolver	12/30/2030	563	(7)
Aptean, Inc.	Delayed Draw Term Loan	01/30/2026	39	—
Aptean, Inc.	Delayed Draw Term Loan	07/24/2025	1,559	—
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	1,386	(3)
Aptean, Inc.	Revolver	01/30/2031	216	—
Arcoro Holdings Corp.	Revolver	03/28/2030	261	(8)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	517	—
Artifact Bidco, Inc.	Revolver	07/26/2030	369	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2026	2,418	—
Ascend Partner Services, LLC	Revolver	08/11/2031	458	—
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	51	—
Associations, Inc.	Revolver	07/03/2028	14	—
AuditBoard, Inc.	Delayed Draw Term Loan	07/12/2026	1,714	—
AuditBoard, Inc.	Revolver	07/14/2031	686	—
Banyan Software Holdings, LLC	Delayed Draw Term Loan	01/02/2027	798	(5)
Banyan Software Holdings, LLC	Revolver	01/02/2031	261	(2)
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	41	—
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	63	—

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Bullhorn, Inc.	Revolver	10/01/2029	$74	$—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	01/29/2026	101	—
COP Collisionright Parent, LLC	Revolver	01/29/2030	108	—
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	706	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	226	—
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	1,465	(15)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	600	(6)
Catalis Intermediate, Inc.	Revolver	08/04/2027	161	(2)
Chase Intermediate, LLC	Delayed Draw Term Loan	08/31/2025	209	—
Chase Intermediate, LLC	Revolver	10/30/2028	31	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	05/10/2026	552	—
Consor Intermediate II, LLC	Revolver	05/12/2031	183	—
Coupa Holdings, LLC	Delayed Draw Term Loan	08/27/2025	147	—
Coupa Holdings, LLC	Revolver	02/27/2029	112	—
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	661	(3)
DA Blocker Corp.	Revolver	02/13/2032	154	(2)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	824	(2)
Diligent Corporation	Revolver	08/02/2030	549	(2)
Drivecentric Holdings, LLC	Revolver	08/15/2031	588	(3)
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	76	—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2025	588	—
EVDR Purchaser, Inc.	Revolver	02/14/2031	318	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	160	—
Eclipse Buyer, Inc.	Revolver	09/08/2031	81	—
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	1,187	(9)
Espresso Bidco, Inc.	Revolver	03/25/2032	528	(8)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	92	—
Essential Services Holding Corporation	Revolver	06/17/2030	49	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	65	—
Everbridge Holdings, LLC	Revolver	07/02/2031	43	—
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	2,000	(5)
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	600	(3)
Formstack Acquisition Co	Delayed Draw Term Loan	03/30/2026	561	(11)
Formstack Acquisition Co	Revolver	03/28/2030	315	(6)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	2,000	(5)
Foundation Risk Partners Corp.	Revolver	10/29/2029	200	—
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	05/31/2026	2,000	(12)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/02/2026	335	(1)
GPS Merger Sub, LLC	Revolver	10/02/2029	268	(1)

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	$123	$—
GS AcquisitionCo, Inc.	Revolver	05/22/2028	194	—
Gateway US Holdings, Inc.	Revolver	09/22/2028	54	—
Granicus, Inc.	Delayed Draw Term Loan	01/17/2026	838	—
Granicus, Inc.	Revolver	01/17/2031	220	—
GraphPad Software, LLC	Delayed Draw Term Loan	06/28/2026	98	—
GraphPad Software, LLC	Revolver	06/30/2031	41	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	74	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	60	—
Helios Service Partners, LLC	Delayed Draw Term Loan	02/10/2026	47	—
Helios Service Partners, LLC	Delayed Draw Term Loan	07/24/2025	399	(2)
Helios Service Partners, LLC	Revolver	03/19/2027	46	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	03/27/2026	554	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	03/11/2026	742	—
Hootsuite, Inc.	Revolver	05/22/2030	300	(1)
Hyland Software, Inc.	Revolver	09/19/2029	136	—
IG Investment Holdings, LLC	Revolver	09/22/2028	505	(3)
Icefall Parent, Inc.	Revolver	01/25/2030	174	(1)
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	458	(1)
Imagine 360, LLC	Revolver	10/02/2028	284	(1)
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	1,148	(3)
Inhabitiq, Inc.	Revolver	01/12/2032	718	(3)
Inszone Mid, LLC	Delayed Draw Term Loan	11/30/2025	94	—
Inszone Mid, LLC	Revolver	11/30/2029	117	—
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	48	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	675	(3)
Invictus Buyer, LLC	Revolver	06/03/2031	250	(1)
Iris Buyer, LLC	Revolver	10/02/2029	140	(1)
KENG Acquisition, Inc.	Delayed Draw Term Loan	08/01/2025	82	(1)
KENG Acquisition, Inc.	Revolver	08/01/2029	79	(1)
LogRhythm, Inc.	Revolver	07/02/2029	136	(3)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	08/29/2026	551	—
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	261	—
MRI Software, LLC	Delayed Draw Term Loan	09/04/2026	26	—
MRI Software, LLC	Revolver	02/10/2027	166	(1)
Magneto Components Buyco, LLC	Delayed Draw Term Loan	06/05/2025	507	(10)
Magneto Components Buyco, LLC	Revolver	12/05/2029	423	(8)
Mantech International CP	Delayed Draw Term Loan	06/14/2025	290	—
Mantech International CP	Revolver	09/14/2028	227	—

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	$235	$—
Mobile Communications America, Inc.	Revolver	10/16/2029	165	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	98	—
Model N, Inc.	Revolver	06/27/2031	52	—
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	790	(8)
NSI Holdings, Inc.	Revolver	11/15/2031	790	(8)
Nasuni Corporation	Revolver	09/10/2030	862	—
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	1,528	(7)
Onit, Inc.	Revolver	01/27/2032	509	(5)
Optimizely North America, Inc.	Revolver	10/30/2031	449	(2)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	02/01/2026	230	—
PDI TA Holdings, Inc.	Revolver	02/03/2031	198	—
PMA Parent Holdings, LLC	Revolver	01/31/2031	148	(1)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	04/23/2026	72	—
Project Potter Buyer, LLC	Revolver	04/23/2026	150	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	419	—
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	213	—
RFS Opco, LLC	Revolver	04/04/2029	500	(1)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	1,181	(14)
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	287	(3)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	1,386	(8)
Routeware, Inc.	Revolver	09/18/2031	341	(2)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	1,358	(5)
Runway Bidco, LLC	Revolver	12/17/2031	679	(3)
SV Newco 2, Inc.	Delayed Draw Term Loan	05/31/2026	569	(2)
SV Newco 2, Inc.	Revolver	06/02/2031	563	(2)
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	1,905	(14)
Saturn Borrower, Inc.	Revolver	11/10/2028	857	(12)
Sonny's Enterprises, LLC	Revolver	08/05/2027	61	(3)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	313	(3)
Spark Buyer, LLC	Revolver	10/15/2031	156	(1)
Superman Holdings, LLC	Delayed Draw Term Loan	08/28/2026	314	—
Superman Holdings, LLC	Revolver	08/29/2031	387	—
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	1,807	(9)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	706	(7)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	06/19/2025	362	—
Tidi Legacy Products, Inc.	Revolver	12/19/2029	261	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	624	—
Transit Technologies, LLC	Revolver	08/20/2030	545	—

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Trintech, Inc.	Revolver	07/25/2029	$102	$(1)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	2,208	(8)
UHY Advisors, Inc.	Revolver	11/21/2031	455	(2)
VRC Companies, LLC	Revolver	06/29/2027	59	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	1,125	(5)
Vamos Bidco, Inc.	Revolver	01/30/2032	338	(3)
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/05/2025	1,729	(9)
Vehlo Purchaser, LLC	Revolver	05/24/2028	17	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	09/27/2026	410	(3)
Verdantas, LLC	Revolver	05/06/2030	292	—
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	804	—
Vertex Service Partners, LLC	Revolver	11/08/2030	53	—
YI, LLC	Delayed Draw Term Loan	06/01/2025	356	(1)
YI, LLC	Revolver	12/03/2029	267	—
iCIMS, Inc.	Revolver	08/18/2028	75	—
Total First Lien Debt Unfunded Commitments			$78,080	$(357)
Total Unfunded Commitments			$78,080	$(357)

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
March 31, 2025
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
The Company is conducting a continuous private offering of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company has offered and currently intends to offer one class of units, Class I Units (the “Units”) in its continuous private offering.
(2)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company's functional currency is U.S. Dollars ("USD") and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to Regulation S-X. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments and reclassifications, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2025.
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
Non-Accrual Investments
Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is reversed when an investment is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual investments are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
As of March 31, 2025 and December 31, 2024, the Company had no investments on non-accrual status.
Offering Costs
Offering costs consist of fees and expenses incurred in connection with equity offerings. Offering costs are charged against the proceeds from equity offerings when proceeds are received.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For both the three months ended March 31, 2025 and March 31, 2024, the Company accrued $— and $— U.S. federal excise tax, respectively.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, President, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in net assets resulting from operations to assess the performance and makes operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
Recent Accounting Pronouncements
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
For the three months ended March 31, 2025 and March 31, 2024, base management fees were $638 and $201, respectively, and the Investment Adviser irrevocably agreed to waive $440 and $201, respectively. As of March 31, 2025 and December 31, 2024, $198 and $518, respectively, was payable to the Investment Adviser relating to base management fees.
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
For the three months ended March 31, 2025 and March 31, 2024, income-based incentive fees were $614, and $185, respectively, and the Investment Adviser irrevocably agreed to waive $440 and $185, respectively. Any income-based incentive fees waived are not subject to recoupment by the Adviser. As of March 31, 2025 and December 31, 2024, $174 and $395, respectively, was payable to the Investment Adviser relating to income-based incentive fees.
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
For the three months ended March 31, 2025 and March 31, 2024, capital gains incentive fees accrued to the Investment Adviser were $(119) and $5, respectively. As of March 31, 2025 and December 31, 2024, $62 and $182, respectively, was payable to the Investment Adviser relating to capital gains incentive fees incentive fees.
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
For the three months ended March 31, 2025 and March 31, 2024, the Company incurred $71 and $41, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of March 31, 2025 and December 31, 2024 was $32 and $2, respectively.
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
For the three months ended March 31, 2025 and March 31, 2024, there were $— and $245, respectively, of Expense Payments under the Expense Support Agreement, which were recorded in expense support on the Consolidated Statements of Operations.
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
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., (“MS Credit Partners Holdings”), an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements to purchase Units up to an aggregate amount of $25,000 or such amount so that the Company is not considered to be “controlled” by Morgan Stanley or its affiliates for purposes of the Bank Holding Company Act of 1956, as amended from time to time. As of March 31, 2025, MS Credit Partners Holdings, has made an aggregate capital contribution of $7,663, in exchange for 379,961 Units. MS Credit Partners Holdings has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
(4) INVESTMENTS
The composition of the Company’s investment portfolio was as follows:
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether the investments are non-controlled, non-affiliated; non-controlled, affiliated; or controlled, affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled, affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedules of Investments.

The composition of the Company’s investment portfolio was as follows:

	March 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$340,074	$340,487	99.6%	$267,555	$268,845	99.6%
Other Debt Investments	647	645	0.2	626	630	0.2
Equity	539	546	0.2	398	413	0.2
Total	$341,260	$341,678	100.0%	$268,579	$269,888	100.0%

The industry composition of investments at fair value was as follows:

	March 31, 2025	December 31, 2024
Aerospace & Defense	0.6%	0.7%
Automobile Components	0.6	0.7
Automobiles	2.2	2.8
Beverages	0.8	—
Biotechnology	2.2	2.7

Building Products	1.9	2.5
Chemicals	0.8	1.1
Commercial Services & Supplies	11.3	10.6
Construction & Engineering	2.5	1.6
Consumer Staples Distribution & Retail	1.7	0.9
Containers & Packaging	0.7	0.8
Distributors	0.5	1.1
Diversified Consumer Services	5.7	6.4
Electrical Equipment	0.3	0.3
Electronic Equipment, Instruments & Components	2.4	3.1
Electric Utilities	0.3	0.3
Financial Services	2.5	2.8
Ground Transportation	1.3	0.5
Health Care Equipment & Supplies	2.3	1.9
Health Care Providers & Services	3.0	3.8
Health Care Technology	1.5	2.1
Household Products	0.2	0.3
Industrial Conglomerates	0.6	0.6
Insurance Services	9.7	8.5
IT Services	6.7	4.9
Leisure Products	0.3	0.4
Life Sciences Tools & Services	2.0	2.5
Machinery	1.2	1.4
Media	0.3	0.4
Multi-Utilities	0.9	1.1
Professional Services	8.5	9.4
Real Estate Management & Development	3.2	2.5
Software	20.3	19.9
Specialty Retail	0.1	0.2
Textiles, Apparel & Luxury Goods	0.3	0.4
Transportation Infrastructure	0.1	0.2
Wireless Telecommunication Services	0.5	0.6
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2025			December 31, 2024
Geographic	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Canada	$8,759	$8,833	2.6%	$5,905	$5,960	2.2%
United States	332,501	332,845	97.4	262,674	263,928	97.8
Total	$341,260	$341,678	100.0%	$268,579	$269,888	100.0%

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

The three-level hierarchy for fair value measurements is defined as follows:
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
Pursuant to the framework set forth above, the Company values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of the investments from pricing services, brokers or dealers’ quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.
The valuation of investments which are illiquid or for which the pricing source, agent, service, and/or broker (as applicable) does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Valuation Designee or the Board, does not represent fair value, will each be valued as determined in good faith by the Valuation Designee, based on, among other things, the input of the Valuation Firms (as defined below).

As part of the valuation process, the Valuation Designee, takes into account relevant factors and appropriate techniques in determining the fair value of the Company’s investments, with the assistance of the independent valuation firms ("Valuation Firms"). The valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses.
Non-controlled debt investments are generally fair valued using the discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Valuation Designee, under the supervision of the Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•With respect to each portfolio company or investment for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;

•With respect to each portfolio company or investment for which market quotations are not readily available, the Valuation Designee will engage one or more Valuation Firms to provide a preliminary independent valuations of the investments to the Valuation Designee. The Valuation Firms independently value such investments using quantitative and qualitative information according to the valuation methodologies in the Investment Adviser’s valuation policy;

•The Valuation Designee reviews the recommended valuations and determines the fair value of each investment;

•The Valuation Designee provides to the valuation committee, which is comprised of members of the Investment Adviser’s senior management, its valuation recommendation along with valuation-related information for each portfolio company or investment;

•Each quarter, the Audit Committee reviews the valuation assessments provided by the Valuation Designee and provides the Board with a report of the results of such review; and

•The Board and Audit Committee each oversee the Valuation Designee and the valuation process.
Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.
The Board is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of the investments as of:

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$31,027	$309,460	$340,487	$—	$29,567	$239,278	$268,845
Other Debt Investments	—	—	645	645	—	—	630	630
Equity	—	—	546	546	—	—	413	413
Total	$—	$31,027	$310,651	$341,678	$—	$29,567	$240,321	$269,888

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2025:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$239,278	$630	$413	$240,321
Purchases of investments (1)	76,055	—	138	76,193
Proceeds from principal repayments and sales of investments (2)	(3,750)	—	—	(3,750)
Accretion of discount/amortization of premium	131	—	—	131
Payment-in-kind	141	21	2	164
Net change in unrealized appreciation (depreciation)	(382)	(6)	(7)	(395)
Transfers into/out of Level 3 (3)	(2,013)	—	—	(2,013)
Fair value, end of period	$309,460	$645	$546	$310,651

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2025	$(375)	$(6)	$(7)	$(388)
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
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2024:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$49,629	$16	$—	$49,629
Purchases of investments (1)	20,690	—	—	20,690
Proceeds from principal repayments and sales of investments (2)	(395)	—	—	(395)
Accretion of discount/amortization of premium	59	—	—	59
Payment-in-kind	9	—	—	9
Net change in unrealized appreciation (depreciation)	(19)	1	—	(19)
Transfers into/out of Level 3 (3)	(924)	—	—	(924)
Fair value, end of period	$69,049	$17	$—	$69,049

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2024	$(19)	$1	$—	$(18)

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2025 and December 31, 2024, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2025
	Fair Value	Valuation Technique(3)	Significant Unobservable Input	Range(1)		Weighted Average(2)
				Low	High
Investments in first lien debt	$309,460	Yield Analysis	Discount Rate	5.85%	16.42%	9.33%
Other debt	645	Yield Analysis	Discount Rate			14.20%
Preferred equity	149	Income Approach	Discount Rate			13.02%
	90	Market Approach	EBITDA Multiple			14.50x
Common equity	288	Market Approach	EBITDA Multiple	12.70x	17.50x	15.00x
	19	Market Approach	Revenue Multiple			22.50x
Total Investments	$310,651

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
(3) During the three months ended March 31, 2025, one preferred equity position with a fair value of $0.09 million transitioned from an income approach to a market approach valuation technique.

	December 31, 2024
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
(2) During the three months ended December 31, 2024, no positions transitioned valuation techniques or valuation approaches.
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

		March 31, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
SMBC Facility	3	$121,081	$121,081	$91,018	$91,018

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)DEBT
The Company’s outstanding debt obligations were as follows:

	March 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility	$315,000	$121,081	$193,919	$315,000	$91,018	$223,982
The Company’s summary information of its debt obligations were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Weighted average interest rate(1)	6.58%	8.13%
Weighted average effective interest rate(2)(3)	7.10%	NM
Weighted average outstanding balance	$107,665	$157
(1) Excludes unused fees and financing costs.
(2) Excludes unused fees.
(3) Not a meaningful measure (“NM”) due to the short duration of the Company’s debt balance outstanding during the 3 month ended March 31, 2024.

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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the SMBC Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greater of (a) zero and (b) the highest of (i) the prime rate as publicly announced by The Wall Street Journal, (ii) the sum of the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus 0.5%, and (iii) the rate per annum equal to 1% plus (x) the greater of (A) Term SOFR and (B) zero) plus 1.00% or 1.125%, based on certain borrowing base conditions and (y) for loans for which the Company elects the SOFR option, Term SOFR for such interest period, plus 2.000% or 2.125%, depending on certain borrowing base conditions. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of March 31, 2025, the Company was in compliance with all covenants and other requirements of the SMBC Facility.
The summary information of the SMBC Facility is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$1,771	$3
Facility unused commitment fees	194	95
Amortization of deferred financing costs	141	101
Total	$2,106	$199

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, the Company had $78,080 and $62,566, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans.

(8)MEMBERS’ CAPITAL
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	March 31, 2025	December 31, 2024
Net distributable earnings, beginning of period	$1,395	$354
Net investment income (loss)	4,857	11,272
Net realized gain (loss)	—	73
Net unrealized appreciation (depreciation)	(954)	1,221
Distributions declared	(5,064)	(11,577)
Tax reclassification of unitholders' equity	—	52
Net distributable earnings, end of period	$234	$1,395
The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred were as follow:

Unit Issuance Date	Class I Units Issued	Proceeds Received
For the three months ended March 31, 2025
January 01, 2025	943,938	$19,143
February 01, 2025	634,382	12,859
March 01, 2025	745,020	15,087
Total	2,323,340	$47,089
For the three months ended March 31, 2024
January 01, 2024	918,507	$18,462
February 01, 2024	366,271	7,373
March 01, 2024	487,396	9,826
Total	1,772,174	$35,661
The following table summarizes the Company’s distributions declared and payable were as follow:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Three Months Ended March 31, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1430	$1,398
February 27, 2025	February 28, 2025	March 05, 2025	0.1429	1,492
March 25, 2025	March 31, 2025	April 03, 2025	0.1430	1,605
January 27, 2025	March 31, 2025	April 03, 2025	0.0507	569
Total Distributions			$0.4796	$5,064
For the Three Months Ended March 31, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1591	$490
February 27, 2024	February 29, 2024	March 05, 2024	0.1593	551
March 25, 2024	March 31, 2024	April 04, 2024	0.1596	631
Total Distributions			$0.4780	$1,672

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
The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP were as follow:

Payment Date	DRIP Units Issued	DRIP Units Value
For the three months ended March 31, 2025
January 06, 2025	25,363	$514
February 05, 2025	28,796	584
March 05, 2025	31,379	635
Total	85,538	$1,733
For the three months ended March 31, 2024
January 04, 2024	4,483	$90
February 05, 2024	9,919	200
March 05, 2024	11,682	235
Total	26,084	$525
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
The following table further summarizes the unit repurchases completed for the three months ended March 31, 2025:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 07, 2025	5.00%	$20.18	March 31, 2025	$5,024	248,972	2.83%	—
Total				$5,024	248,972
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.

For the three months ended March 31, 2024, units repurchased as follows:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 05, 2024	5.00%	$20.13	March 31, 2024	$351	17,435	0.44%	—
Total				$351	17,435

(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.

(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings per Unit:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Numerator—net increase/(decrease) in Members' Capital resulting from operations	$3,903	$1,758
Denominator—weighted average Units outstanding	10,476,131	3,497,628
Basic and diluted earnings (loss) per Unit	$0.37	$0.50
(10)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Per Unit Data:(1)
Net asset value, beginning of period	$20.28	$20.10
Net investment income (loss)	0.46	0.49
Net unrealized and realized gain (loss)(2)	(0.08)	0.02
Net increase (decrease) in net assets resulting from operations	0.38	0.51
Distributions declared	(0.48)	(0.48)
Total increase (decrease) in net assets	(0.10)	0.03
Net asset value, end of period	$20.18	$20.13
Units outstanding, end of period	10,971,409	3,938,696
Weighted average units outstanding	10,476,131	3,497,628
Total return based on net asset value(3)	1.88%	2.55%
Ratio/Supplemental Data:
Members' Capital, end of period	$221,363	$79,289
Ratio of expenses before waivers to average Members' Capital(4)	6.23%	4.23%
Ratio of net expenses to average Members’ Capital(4)	5.18%	1.43%
Ratio of net investment income to average Members’ Capital(4)	9.33%	9.87%
Asset coverage ratio(5)(6)	283.00%	—%
Portfolio turnover rate	1.20%	0.65%
(1) The per unit data was derived by using the weighted average units outstanding during the period, except otherwise noted.
(2) The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3) Total return (not annualized) is calculated assuming a purchase of units at the opening of the first day of the period and a sale on the closing of the last business day of the period. Distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s DRIP
(4) Amounts are annualized except for incentive fees, organization and offering costs, and other expenses for which expense support was provided, as applicable.
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
(6) No debt outstanding as of March 31, 2024.

(11)SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
April Issuances and Distribution Declarations
Pursuant to the Company’s continuous private offering, the Company issued approximately 882,789 Units for an aggregate offering price of $17.8 million effective April 1, 2025.
On April 25, 2025, the Company declared a distribution in the amount of $0.1429 per unit and payable on or around May 5, 2025 to unitholders of record as of April 30, 2025.
May Issuances

Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the Company’s Units for an aggregate offering price of $7.4 million effective May 1, 2025.
Multi-Class Exemptive Relief
On April 15, 2025, the SEC issued an order (the “Multi-Class Order”) granting the Company’s application for exemptive relief from sections 18(a)(2), 18(c), 18(i) and 61(a) under the 1940 Act. Under the terms of the Multi-Class Order, the Company is permitted to offer multiple classes of its common units with varying sales loads and asset-based distribution and/or service fees.

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
•disruptions related to tariffs and other trade or sanction issues;
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
•our ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign companies;
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and elsewhere in this Report.
The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
Pursuant to the exemptive relief granted by the SEC to us and our Adviser (as amended, the “Order”), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order), including any proprietary accounts of Morgan Stanley, if applicable, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
We have applied for a new exemptive relief order which, if granted, would supersede the Order with respect to negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the application). There can be no assurance that we will obtain such new exemptive relief from the SEC.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the investment advisory agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by MS Private Credit Administrative Services LLC (the “Administrator”) in performing its administrative obligations under the administration agreement (the “Administration Agreement”) between us and the Administrator; and (iii) other operating expenses as detailed below:
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
PORTFOLIO AND INVESTMENT ACTIVITY
Our portfolio is presented below:

	March 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$340,074	$340,487	99.6%	$267,555	$268,845	99.6%
Other Debt Investments	647	645	0.2	626	630	0.2
Equity	539	546	0.2	398	413	0.2
Total	$341,260	$341,678	100.0%	$268,579	$269,888	100.0%

Our debt portfolio (excluding our liquid loan portfolio) displayed the following characteristics of each of our investments(1)(2), unless otherwise noted:

	As of
	March 31, 2025	December 31, 2024
Number of portfolio companies	138	128
Number of new investment commitments in portfolio companies	11	92
Number of investment commitments exited or fully repaid	1	5
Percentage of debt investments bearing a floating rate, at fair value	99.8%	99.8%
Percentage of debt investments bearing a fixed rate, at fair value	0.2%	0.2%
Weighted average yield on debt and income producing investments, at cost(3)	9.5%	9.7%
Weighted average yield on debt and income producing investments, at fair value(3)	9.5%	9.7%
Weighted average 12-month EBITDA	$145.3	$161.8
Median 12-month EBITDA	$102.8	$111.3
Weighted average net leverage through tranche(4)	6.0x	6.2x
Weighted average interest coverage(5)	1.9x	1.7x
Weighted average loan to value(6)	39.5%	40.4%
Percentage of debt investments with one or more financial covenants	50.4%	50.7%
Percentage of our debt investments that are sponsor backed	98.7%	99.6%
Percentage of loans and other debt in support of LBOs and acquisitions	66.8%	59.7%
Percentage of our debt portfolio subject to business cycle volatility	4.4%	6.1%
Average position size of our investments	$2.5	$2.1
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

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended
	March 31, 2025	March 31, 2024
New investments committed
Gross principal balance(1)	$101,500	$30,064
Net new investments committed	$101,500	$30,064
Investments, at cost
Investments, beginning of period	$268,579	$51,386
New investments purchased	76,225	20,730
Net accretion of discount on investments	131	64
Payment-in-kind	164	9
Net realized gain (loss) on investments	—	—
Investments sold or repaid	(3,839)	(403)
Investments, end of period	$341,260	$71,786
Principal amount of investments funded
First lien debt	76,584	21,037
Second lien debt	—	—
Other debt investments	—	—
Equity(2)	145	—
Total	$76,729	$21,037
Amount of investments sold/fully repaid, at principal
First lien debt investments	$(3,839)	$—
Total	$(3,839)	$—

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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	March 31, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	—%	$—	—%
Risk rating 2	341,678	100.0	269,888	100.0
Risk rating 3	—	—	—	—
Risk rating 4	—	—	—	—
Total	$341,678	100.0%	$269,888	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$341,260	100.0%	$268,579	100.0%
Non-accrual	—	—	—	—
Total	$341,260	100.0%	$268,579	100.0%

Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is reversed when an investment is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the investment is placed on non-accrual status. We may determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.

CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Total investment income	$7,619	$1,992
Less: Net expenses	2,762	275
Net investment income (loss)	4,857	1,717
Less: Excise tax expense	—	—
Net investment income (loss) after taxes	4,857	1,717
Net change in unrealized appreciation (depreciation)	(954)	41
Net realized gain (loss)	—	—
Net increase (decrease) in Members' Capital resulting from operations	$3,903	$1,758
Investment Income
Investment income was as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Investment income:
Interest income	$7,414	$1,933
Payment-in-kind income	193	15
Dividend income	3	—
Other income	9	44
Total Investment Income	$7,619	$1,992

In the table above, total investment income increased from $1,992 for the three months ended March 31, 2024 to $7,619 for the three months ended March 31, 2025. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at cost increased from $268,579 as of December 31, 2024 to $341,260 as of March 31, 2025.

Expenses
Expenses were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Expenses:
Interest and other financing expenses	$2,106	$199
Management fees	638	201
Income based incentive fees	614	185
Capital gains incentive fees	(119)	5
Professional fees	260	184
Directors' fees	26	26
Administrative service fees	71	41
Organization and offering costs	—	25
General and other expenses	46	40
Total expenses	$3,642	$906
Income based incentive fee waiver (Note 3)	(440)	(185)
Expense support (Note 3)	—	(245)
Management fees waiver (Note 3)	(440)	(201)
Net expenses	$2,762	$275
Excise tax expense	$—	$—
Interest and Other Financing Expenses
•Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, increased from $199 for the three months ended March 31, 2024, to $2,106 for the three months ended March 31, 2025. The increase was primarily driven by our increased borrowings. Our debt outstanding (at par) increased from $91,018 as of December 31, 2024 to $121,081 as of March 31, 2025.
Base Management Fee
•For the three months ended March 31, 2025 and March 31, 2024, management fees net of waiver was $198 and $—.
Incentive Fee
•For the three months ended March 31, 2025 and March 31, 2024, income-based incentive fees net of waiver was $174 and $—. For the three months ended March 31, 2025 and March 31, 2024, capital gains incentive fees accrued to the Investment Adviser were $(119) and $5, respectively.
Professional Fees, Administrative Service Fee and Other Expenses
•Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company which include costs of a financial printer utilized for certain preparation, printing and distribution services related to the offering materials.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(955)	$41
Translation of assets and liabilities in foreign currencies	1	—
Net realized and unrealized gain (loss)	$(954)	$41

For the three months ended March 31, 2025 , net change in unrealized depreciation on our investments of $(955) was primarily driven by the net decrease of valuations of our debt and equity investments as a result of the changes in spreads in the primary and secondary markets.

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
As of March 31, 2025, we had approximately $27.5 million of cash, which taken together with our approximately $193.9 million of availability under the SMBC Facility (subject to borrowing base availability) (as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of March 31, 2025, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $78.08 million.
Unregistered Sales of Equity Securities
The following table summarizes total Units issued and proceeds received for the three months ended March 31, 2025 and March 31, 2024, respectively:

Unit Issuance Date	Class I Units Issued	Proceeds Received
For the three months ended March 31, 2025
January 01, 2025	943,938	$19,143
February 01, 2025	634,382	12,859
March 01, 2025	745,020	15,087
Total	2,323,340	$47,089
For the three months ended March 31, 2024
January 01, 2024	918,507	$18,462
February 01, 2024	366,271	7,373
March 01, 2024	487,396	9,826
Total	1,772,174	$35,661

Distribution Reinvestment
The following table summarizes our distributions declared and payable for the three months ended March 31, 2025 and March 31, 2024, respectively:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Three Months Ended March 31, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1430	$1,398
February 27, 2025	February 28, 2025	March 05, 2025	0.1429	1,492
March 25, 2025	March 31, 2025	April 03, 2025	0.1430	1,605
January 27, 2025	March 31, 2025	April 03, 2025	0.0507	569
Total Distributions			$0.4796	$5,064
For the Three Months Ended March 31, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1591	$490
February 27, 2024	February 29, 2024	March 05, 2024	0.1593	551
March 25, 2024	March 31, 2024	April 04, 2024	0.1596	631
Total Distributions			$0.4780	$1,672

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

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP were as follow:

Payment Date	DRIP Units Issued	DRIP Units Value
For the three months ended March 31, 2025
January 06, 2025	25,363	$514
February 05, 2025	28,796	584
March 05, 2025	31,379	635
Total	85,538	$1,733
For the three months ended March 31, 2024
January 04, 2024	4,483	90
February 05, 2024	9,919	200
March 05, 2024	11,682	235
Total	26,084	$525
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

The following table further summarizes the unit repurchases completed for the three months ended March 31, 2025:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 07, 2025	5.00%	$20.18	March 31, 2025	$5,024	248,972	2.83%	—
Total				$5,024	248,972
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
For the three months ended March 31, 2024, units repurchased as follows.

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 05, 2024	5.00%	$20.13	March 31, 2024	$351	17,435	0.44%	—
Total				$351	17,435
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
Debt
Our outstanding debt obligations were as follows:

	March 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility	$315,000	$121,081	$193,919	$315,000	$91,018	$223,982
For further details, see Note 6 “Debt” to our consolidated financial statements included in this Report.

RECENT DEVELOPMENTS
April Issuances and Distribution Declarations
Pursuant to our continuous private offering, we issued approximately 882,789 Units for an aggregate offering price of $17.8 million effective April 1, 2025.
On April 25, 2025, we declared a distribution in the amount of $0.1429 per unit and payable on or around May 5, 2025 to unitholders of record as of April 30, 2025.
May Issuances
Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $7.4 million effective May 1, 2025.
Multi-Class Exemptive Relief
On April 15, 2025, the SEC issued an order (the “Multi-Class Order”) granting our application for exemptive relief from sections 18(a)(2), 18(c), 18(i) and 61(a) under the 1940 Act. Under the terms of the Multi-Class Order, we are permitted to offer multiple classes of common units with varying sales loads and asset-based distribution and/or service fees.

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

We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For further discussion and disclosure of key inputs and considerations related to this estimate, refer to "Note 5—Fair Value Measurements" included in the notes to the consolidated financial statements in Part 1, Item 1 of this Report.
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

MS Credit Partners Holdings, an indirect wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements to purchase Units up to an aggregate amount of $25,000 or such amount so that the Company is not considered to be “controlled” by Morgan Stanley or its affiliates for purposes of the Bank Holding Company Act of 1956, as amended from time to time. As of March 31, 2025, MS Credit Partners Holdings has made an aggregate capital contribution of $7,663, in exchange for 379,961 Units. MS Credit Partners Holdings, has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk, market risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by our Board of Directors, based on, among other things, the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board of Directors, or our Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, international conflicts, trade policies and tariffs, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and “Part I, Item 1A. Risk Factors—General Risk Factors—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our most recent Annual Report on Form 10-K.
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

As of March 31, 2025, approximately 99.8% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2025) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$10,287	$(3,633)	$6,654
Up 200 basis points	$6,858	$(2,422)	$4,436
Up 100 basis points	$3,429	$(1,211)	$2,218
Up 25 basis points	$857	$(303)	$554
Down 25 basis points	$(857)	$303	$(554)
Down 100 basis points	$(3,429)	$1,211	$(2,218)
Down 200 basis points	$(6,858)	$2,422	$(4,436)
Down 300 basis points	$(10,287)	$3,633	$(6,654)
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
The Company, the Adviser and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of the Company, the Adviser, and the Administrator is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company.

See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements and Supplementary Data” of this Form 10-Q.

Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth below and the risk factors previously disclosed under Item 1A of the Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
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
Refer to “Item 1, Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Annual Report on Form 10-K and our Current Report on Form 8-K filed on January 29, 2025, February 27, 2025, and March 27, 2025 for the issuance of our Units for the three months ended March 31, 2025. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
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
On February 5, 2025, we announced a quarterly tender offer that commenced on February 6, 2025 and ended at 12:01 a.m., Eastern Time, on March 7, 2025 (the “Offer”). Because there is no secondary trading market for our Units, our Board of Directors determined, after consideration of various matters, that the Offer was in the best interests of unitholders in order to provide liquidity for our unitholders. Approximately 248,972 of our Units were validly tendered and not withdrawn prior to the expiration of the Offer. The Units were repurchased at a price of $20.18 per Unit, which represents the net asset value per Unit as of March 31, 2025. The payment of the purchase price of the Units tendered was promptly made in cash issued to the unitholders whose tenders were accepted for purchase by us in accordance with the terms of the Offer.
Item 3: Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

North Haven Private Income Fund A LLC
Dated: May 13, 2025	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2025	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)