Form 10-Q
period 2025-06-30
North Haven Private Income Fund A LLC
filed 2025-08-12
CIK 1973476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

The number of the registrant’s Class I Units outstanding at August 12, 2025 was 13,211,794.

North Haven Private Income Fund A LLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025
SIGNATURES

North Haven Private Income Fund A LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $384,828 and $268,579)	$385,859	$269,888
Cash	19,754	29,112
Deferred financing costs	2,210	2,378
Interest and dividend receivable from non-controlled/non-affiliated investments	2,132	1,903
Receivable for investments sold/ repaid	36	17
Other assets	17	12
Total assets	410,008	303,310

Liabilities
Debt	141,215	91,018
Payable for investments purchased	—	4,529
Payable to affiliates (Note 3)	87	40
Distributions payable	2,425	1,459
Management fees payable	31	518
Subscriptions received in advance (Note 8)	10,845	19,143
Payable for units repurchased	1,247	6,487
Capital gains based incentive fee payable	122	182
Interest and financing costs payable	435	177
Income based incentive fees payable	21	395
Accrued expenses and other liabilities	561	636
Total liabilities	156,989	124,584

Commitments and contingencies (Note 7)

Members' Capital
Common units, par value $0.001 per unit (12,517,314 and 8,811,503 units issued and outstanding)	13	9
Paid-in capital in excess of par value	252,285	177,322
Distributable earnings (loss)	721	1,395
Total members' capital	$253,019	$178,726
Total liabilities and members' capital	$410,008	$303,310
Net asset value per unit	$20.21	$20.28

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	0	June 30, 2024
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$8,776	$2,973	$16,190		$4,906
Payment-in-kind income	119	36	312		51
Dividend income	3	—	6		—
Other income	22	102	31		146
Total investment income	8,920	3,111	16,539		5,103

Expenses:
Interest and other financing expenses	2,418	255	4,524		454
Management fees	756	307	1,394		508
Income based incentive fees	746	320	1,360		505
Capital gains incentive fees	60	35	(59)		40
Professional fees	394	212	654		396
Directors' fees	65	26	91		52
Administrative service fees	30	23	101		64
Organization and offering costs	—	22	—		47
General and other expenses	14	11	60		51
Total expenses	4,483	1,211	8,125		2,117
Income based incentive fee waiver (Note 3)	(725)	(320)	(1,165)		(505)
Expense support (Note 3)	—	(80)	—		(325)
Management fees waiver (Note 3)	(725)	(307)	(1,165)		(508)
Net expenses	3,033	504	5,795		779
Net investment income (loss)	5,887	2,607	10,744		4,324
Net investment income (loss) after taxes	5,887	2,607	10,744		4,324

Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	2	—	2		—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	479	279	(476)		320
Translation of assets and liabilities in foreign currencies	1	—	2		—
Net realized and unrealized gain (loss)	$482	$279	$(472)		$320
Net increase (decrease) in members' capital resulting from operations	$6,369	$2,886	$10,272		$4,644

Net investment income (loss) per unit (basic and diluted)	$0.48	$0.50	$0.94		$0.99
Earnings (loss) per unit (basic and diluted)	$0.52	$0.55	$0.90		$1.06
Weighted average units outstanding:	12,255,035	5,228,988	11,370,497		4,363,332

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Members' Capital at beginning of period:	$221,363	$79,289	$178,726	$43,368
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	5,887	2,607	10,744	4,324
Net realized gain (loss)	2	—	2	—
Net change in unrealized appreciation (depreciation)	480	279	(474)	320
Net increase (decrease) in members’ capital resulting from operations	6,369	2,886	10,272	4,644

Distributions to Unitholders from:
Distributable earnings	(5,882)	(2,505)	(10,946)	(4,177)

Capital transactions:
Issuance of units	30,104	42,437	77,193	78,098
Reinvestment of dividends	2,312	924	4,045	1,449
Repurchased units	(1,247)	(791)	(6,271)	(1,142)
Net increase in members' capital resulting from capital transactions	31,169	42,570	74,967	78,405
Total increase (decrease) in members' capital	31,656	42,951	74,293	78,872
Members' capital at end of period	$253,019	$122,240	$253,019	$122,240
Distributions per unit	$0.48	$0.48	$0.96	$0.96

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$10,272	$4,644
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	476	(320)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(2)	—
Net realized (gain) loss on investments	(2)	—
Net accretion of discount and amortization of premium on investments	(289)	(164)
Payment-in-kind interest and dividend capitalized	(291)	(53)
Amortization of deferred financing costs	288	131
Amortization of deferred offering costs	—	50
Purchases of investments and change in payable for investments purchased	(129,625)	(106,686)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	9,409	2,596
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(229)	(442)
(Increase) decrease in deferred financing costs	(120)	—
(Increase) decrease in other assets	(5)	81
(Decrease) increase in payable to affiliates	47	(559)
(Decrease) increase in management fees payable	(487)	—
(Decrease) increase in incentive fees payable	(434)	40
(Decrease) increase in interest payable	258	(117)
(Decrease) increase in accrued expenses and other liabilities	(75)	162
Net cash provided by (used in) operating activities	(110,809)	(100,637)

Cash flows from financing activities:
Borrowings on debt	$95,000	$49,900
Repayments on debt	(45,000)	(21,100)
Dividend paid in cash	(5,935)	(2,098)
Proceeds from issuance of Units	77,193	59,636
Subscriptions received in advance	(8,298)	8,375
Repurchases of Units	(11,511)	(351)
Net cash provided by (used in) financing activities	101,449	94,362
Net increase (decrease) in cash	(9,360)	(6,275)
Effect of foreign exchange rate changes on cash	2	—
Cash at beginning of period	29,112	21,310
Cash at end of period	$19,754	$15,035

North Haven Private Income Fund A LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$—	$7
Interest expense paid	$3,978	$189
Distribution reinvestment	$4,045	$1,449
Accrued but unpaid distributions	$2,425	$974
Accrued but unpaid repurchases of common units	$1,247	$791

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
Mantech International CP	(6) (8)	First Lien Debt	S +	5.00%	9.28%	09/14/2029	1,893	$1,893	$1,893	0.75%
Mantech International CP	(6) (8) (13)	First Lien Debt	S +	5.00%	9.28%	09/14/2029	—	—	—	—
Mantech International CP	(6) (8) (13)	First Lien Debt	S +	5.00%	9.28%	09/14/2028	—	—	—	—
								1,893	1,893	0.75
Automobile Components
LTI Holdings, Inc.		First Lien Debt	S +	4.25%	8.58%	07/29/2029	993	999	992	0.39
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.95%	08/05/2028	751	738	710	0.28
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.95%	08/05/2028	165	163	156	0.06
Sonny's Enterprises, LLC	(6) (7) (13)	First Lien Debt	S +	5.50%	9.95%	08/05/2027	73	72	66	0.03
								1,972	1,924	0.76
Automobiles
COP Collisionright Parent, LLC	(6) (7)	First Lien Debt	S +	4.75%	9.03%	01/29/2030	1,674	1,653	1,665	0.66
COP Collisionright Parent, LLC	(6) (7) (13)	First Lien Debt	S +	4.75%	9.03%	01/29/2030	788	759	766	0.30
COP Collisionright Parent, LLC	(6) (7) (13)	First Lien Debt	S +	4.75%	9.03%	01/29/2030	—	(3)	(1)	—
Drivecentric Holdings, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.82%	08/15/2031	4,412	4,372	4,412	1.74
Drivecentric Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.82%	08/15/2031	—	(5)	—	—
Turbo Buyer, Inc.	(6) (7)	First Lien Debt	S +	6.00%	10.45%	06/02/2026	750	745	724	0.29
Turbo Buyer, Inc.	(6) (7)	First Lien Debt	S +	6.00%	10.45%	06/02/2026	1,054	1,048	1,019	0.40
Vehlo Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.32%	05/24/2028	350	348	350	0.14
Vehlo Purchaser, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.32%	05/24/2028	1,721	1,695	1,714	0.68
Vehlo Purchaser, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.32%	05/24/2028	—	—	—	—
								10,612	10,649	4.21
Beverages
Vamos Bidco, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.05%	01/30/2032	2,700	2,674	2,693	1.06
Vamos Bidco, Inc.	(6) (9) (13)	First Lien Debt	S +	4.75%	9.05%	01/30/2032	—	(5)	(3)	—
Vamos Bidco, Inc.	(6) (9) (13)	First Lien Debt	S +	4.75%	9.05%	01/30/2032	—	(3)	(1)	—
								2,666	2,689	1.06
Biotechnology
GraphPad Software, LLC	(6)	First Lien Debt	S +	4.75%	9.04%	06/30/2031	7,368	7,335	7,368	2.91
GraphPad Software, LLC	(6) (13)	First Lien Debt	S +	4.75%	9.04%	06/30/2031	11	10	11	—
GraphPad Software, LLC	(6) (13)	First Lien Debt	S +	4.75%	9.04%	06/30/2031	—	—	—	—
								7,345	7,379	2.92

Building Products
Project Potter Buyer, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.80%	04/23/2027	7,430	7,426	7,426	2.93

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Project Potter Buyer, LLC	(6) (7) (13)	First Lien Debt	S +	5.50%	9.80%	04/23/2027	—	$—	$—	—%
								7,426	7,426	2.93
Chemicals
Tank Holding Corp.	(8)	First Lien Debt	S +	6.00%	10.43%	03/31/2028	2,775	2,715	2,625	1.04
Tank Holding Corp.	(8)	First Lien Debt	S +	6.00%	10.43%	03/31/2028	233	228	220	0.09
								2,943	2,845	1.12
Commercial Services & Supplies
Allied Universal Holdco, LLC	(9)	First Lien Debt	S +	3.75%	8.18%	05/12/2028	987	989	992	0.39
Belfor Holdings, Inc.	(9)	First Lien Debt	S +	3.00%	7.33%	11/01/2030	952	960	952	0.38
Consor Intermediate II, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.80%	05/12/2031	884	877	883	0.35
Consor Intermediate II, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.80%	05/12/2031	—	(2)	(1)	—
Consor Intermediate II, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.80%	05/12/2031	146	145	146	0.06
CRCI Longhorn Holdings, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.33%	08/27/2031	2,809	2,784	2,809	1.11
CRCI Longhorn Holdings, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.33%	08/27/2031	—	(3)	—	—
CRCI Longhorn Holdings, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.33%	08/27/2031	—	(4)	—	—
Firebird Acquisition Corp, Inc.	(6) (8)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.37%	02/02/2032	3,423	3,407	3,389	1.34
Firebird Acquisition Corp, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.37%	02/02/2032	118	112	98	0.04
Firebird Acquisition Corp, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.37%	02/02/2032	—	(3)	(6)	—
Helios Service Partners, LLC	(6) (7)	First Lien Debt	S +	5.00%	9.56%	03/19/2027	241	237	239	0.09
Helios Service Partners, LLC	(6) (7) (13)	First Lien Debt	S +	5.00%	9.56%	03/19/2027	494	484	489	0.19
Helios Service Partners, LLC	(6) (7) (13)	First Lien Debt	S +	5.00%	9.56%	03/19/2027	6	5	5	—
Hercules Borrower, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.65%	12/15/2026	2,531	2,514	2,531	1.00
HSI Halo Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.28%	06/30/2031	7,413	7,347	7,413	2.93
HSI Halo Acquisition, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.28%	06/30/2031	16	15	16	0.01
HSI Halo Acquisition, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.28%	06/28/2030	—	(1)	—	—
Iris Buyer, LLC	(6) (7)	First Lien Debt	S +	5.25%	9.53%	10/02/2030	1,375	1,344	1,371	0.54
Iris Buyer, LLC	(6) (7)	First Lien Debt	S +	5.25%	9.53%	10/02/2030	130	127	129	0.05
Iris Buyer, LLC	(6) (7) (13)	First Lien Debt	S +	5.25%	9.53%	10/02/2029	60	56	59	0.02
Pye-Barker Fire & Safety, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.80%	05/26/2031	1,755	1,755	1,755	0.69
Pye-Barker Fire & Safety, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.80%	05/26/2031	310	305	310	0.12
Pye-Barker Fire & Safety, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.80%	05/24/2030	30	28	30	0.01
Railpros Parent, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.83%	05/24/2032	4,789	4,742	4,742	1.87
Railpros Parent, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.83%	05/24/2032	—	(7)	(7)	—
Railpros Parent, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.83%	05/24/2032	—	(7)	(7)	—
Routeware, Inc.	(6) (7)	First Lien Debt	S +	5.25%	9.56%	09/18/2031	3,182	3,153	3,167	1.25

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Routeware, Inc.	(6) (7) (13)	First Lien Debt	S +	5.25%	9.56%	09/18/2031	91	$84	$84	0.03%
Routeware, Inc.	(6) (7) (13)	First Lien Debt	S +	5.25%	9.56%	09/18/2031	68	65	67	0.03
Transit Technologies, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.88%	08/20/2031	2,546	2,522	2,546	1.01
Transit Technologies, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	8.88%	08/20/2031	284	279	284	0.11
Transit Technologies, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	8.88%	08/20/2030	—	(5)	—	—
Vensure Employer Services, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.06%	09/29/2031	2,261	2,242	2,261	0.89
Vensure Employer Services, Inc.	(6) (9) (13)	First Lien Debt	S +	4.75%	9.06%	09/29/2031	—	(2)	—	—
VRC Companies, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.60%	06/29/2027	6,661	6,654	6,661	2.63
VRC Companies, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.60%	06/29/2027	250	248	250	0.10
VRC Companies, LLC	(6) (7) (13)	First Lien Debt	S +	5.50%	9.60%	06/29/2027	—	—	—	—
								43,446	43,657	17.25
Construction & Engineering
Arcoro Holdings Corp.	(6) (7)	First Lien Debt	S +	5.50%	9.80%	03/28/2030	3,214	3,186	3,106	1.23
Arcoro Holdings Corp.	(6) (7) (13)	First Lien Debt	S +	5.50%	9.80%	03/28/2030	—	(4)	(9)	—
Superman Holdings, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.80%	08/29/2031	4,749	4,737	4,749	1.88
Superman Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.80%	08/29/2031	556	552	556	0.22
Superman Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.80%	08/29/2031	—	(2)	—	—
								8,469	8,402	3.32
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.78%	02/03/2031	5,710	5,690	5,704	2.25
PDI TA Holdings, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.78%	02/03/2031	230	227	230	0.09
PDI TA Holdings, Inc.	(6) (8) (13)	First Lien Debt	S +	5.50%	9.78%	02/03/2031	91	89	91	0.04
								6,006	6,025	2.38
Containers & Packaging
BP Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.50%	10.08%	12/11/2028	1,961	1,942	1,724	0.68
Proampac PG Borrower, LLC		First Lien Debt	S +	4.00%	8.29%	09/15/2028	494	496	495	0.20
								2,438	2,219	0.88
Distributors
Bradyplus Holdings, LLC	(6) (7)	First Lien Debt	S +	5.00%	9.28%	10/31/2029	1,779	1,752	1,779	0.70
Bradyplus Holdings, LLC	(6) (7) (13)	First Lien Debt	S +	5.00%	9.28%	10/31/2029	18	16	18	0.01
								1,768	1,797	0.71
Diversified Consumer Services
Any Hour, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.55%	05/23/2030	2,349	2,318	2,306	0.91
Any Hour, LLC	(6) (9) (13)	First Lien Debt	S +	5.25%	9.55%	05/23/2030	67	62	54	0.02
Any Hour, LLC	(6) (9) (13)	First Lien Debt	S +	5.25%	9.55%	05/23/2030	187	183	181	0.07
Any Hour, LLC	(6)	Other Debt		13.00% PIK	13.00%	05/23/2031	679	669	659	0.26
DA Blocker Corp.	(6) (8) (10)	First Lien Debt	S +	4.75%	9.05%	02/10/2032	2,116	2,096	2,111	0.83

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
DA Blocker Corp.	(6) (8) (10) (13)	First Lien Debt	S +	4.75%	9.05%	02/10/2032	—	$(3)	$(2)	—%
DA Blocker Corp.	(6) (8) (10) (13)	First Lien Debt	S +	4.75%	9.05%	02/10/2032	66	64	66	0.03
Eclipse Buyer, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.06%	09/08/2031	943	935	943	0.37
Eclipse Buyer, Inc.	(6) (9) (13)	First Lien Debt	S +	4.75%	9.06%	09/08/2031	—	(1)	—	—
Eclipse Buyer, Inc.	(6) (9) (13)	First Lien Debt	S +	4.75%	9.06%	09/08/2031	—	(1)	—	—
Essential Services Holding Corporation	(6) (8)	First Lien Debt	S +	5.00%	9.28%	06/17/2031	9,850	9,762	9,850	3.89
Essential Services Holding Corporation	(6) (8) (13)	First Lien Debt	S +	5.00%	9.28%	06/17/2031	—	—	—	—
Essential Services Holding Corporation	(6) (8) (13)	First Lien Debt	S +	5.00%	9.28%	06/17/2030	7	6	7	—
EVDR Purchaser, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.83%	02/14/2031	2,033	1,999	2,033	0.80
EVDR Purchaser, Inc.	(6) (8) (13)	First Lien Debt	S +	5.50%	9.83%	02/14/2031	—	(5)	—	—
EVDR Purchaser, Inc.	(6) (8) (13)	First Lien Debt	S +	5.50%	9.83%	02/14/2031	—	(6)	—	—
Vertex Service Partners, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.30%	11/08/2030	310	304	310	0.12
Vertex Service Partners, LLC	(6) (8) (13)	First Lien Debt	S +	6.00%	10.30%	11/08/2030	793	776	793	0.31
Vertex Service Partners, LLC	(6) (8) (13)	First Lien Debt	S +	6.00%	10.30%	11/08/2030	65	64	65	0.03
								19,222	19,376	7.66
Electric Utilities
Kohler Energy Co, LLC		First Lien Debt	S +	3.75%	8.05%	05/01/2031	918	929	918	0.36
Electrical Equipment
Accel International Holdings, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.78%	04/26/2032	2,514	2,501	2,501	0.99
Accel International Holdings, Inc.	(6) (9) (13)	First Lien Debt	S +	4.50%	8.78%	04/26/2032	—	(2)	(2)	—
Spark Buyer, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	777	767	758	0.30
Spark Buyer, LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	—	(2)	(8)	—
Spark Buyer, LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	16	13	12	—
								3,277	3,261	1.29
Electronic Equipment, Instruments & Components
Chamberlain Group, Inc.		First Lien Debt	S +	3.25%	7.68%	11/03/2028	992	996	993	0.39
DG Investment Intermediate Holdings 2, Inc.		First Lien Debt	S +	3.50%	7.94%	03/31/2028	496	501	496	0.20
Magneto Components Buyco, LLC	(6) (8)	First Lien Debt	S +	6.00% (incl. 2.58%PIK)	10.30%	12/05/2030	2,589	2,537	2,573	1.02
Magneto Components Buyco, LLC	(6) (8) (13)	First Lien Debt	S +	6.00% (incl. 2.58% PIK)	10.30%	12/05/2029	—	(8)	(3)	—
NDT Global Holding, Inc.	(6) (9) (10)	First Lien Debt	S +	4.50%	8.83%	06/04/2032	3,750	3,713	3,713	1.47
NDT Global Holding, Inc.	(6) (9) (10) (13)	First Lien Debt	S +	4.50%	8.83%	06/04/2032	—	(8)	(8)	—
NDT Global Holding, Inc.	(6) (9) (10) (13)	First Lien Debt	S +	4.50%	8.83%	06/04/2032	—	(8)	(8)	—
NSI Holdings, Inc.	(6) (8)	First Lien Debt	S +	4.75%	9.05%	11/17/2031	4,399	4,358	4,365	1.73
NSI Holdings, Inc.	(6) (8) (13)	First Lien Debt	S +	4.75%	9.05%	11/17/2031	—	(3)	(6)	—
NSI Holdings, Inc.	(6) (13)	First Lien Debt	P +	3.75%	11.25%	11/17/2031	63	56	57	0.02
								12,134	12,172	4.81

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Financial Services
Cliffwater, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.28%	04/22/2032	5,467	$5,413	$5,413	2.14%
Cliffwater, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.28%	04/22/2032	—	(5)	(5)	—
MAI Capital Management Intermediate, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.05%	08/29/2031	1,544	1,530	1,544	0.61
MAI Capital Management Intermediate, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	9.05%	08/29/2031	361	351	357	0.14
MAI Capital Management Intermediate, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	9.05%	08/29/2031	87	84	87	0.03
PMA Parent Holdings, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.80%	01/31/2031	2,097	2,068	2,081	0.82
PMA Parent Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	5.50%	9.80%	01/31/2031	—	(2)	(1)	—
RFS Opco, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.05%	04/04/2031	1,489	1,490	1,489	0.59
RFS Opco, LLC	(6) (9) (13)	First Lien Debt	S +	3.50%	7.81%	04/04/2029	530	519	530	0.21
Trintech, Inc.	(6) (7)	First Lien Debt	S +	5.50%	9.83%	07/25/2029	1,829	1,788	1,820	0.72
Trintech, Inc.	(6) (7) (13)	First Lien Debt	S +	5.50%	9.83%	07/25/2029	41	38	40	0.02
								13,274	13,355	5.28
Ground Transportation
SV Newco 2, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	9.05%	06/02/2031	3,976	3,956	3,976	1.57
SV Newco 2, Inc.	(6) (8) (10) (13)	First Lien Debt	S +	4.75%	9.05%	06/02/2031	368	359	368	0.15
SV Newco 2, Inc.	(6) (8) (10) (13)	First Lien Debt	S +	4.75%	9.05%	06/02/2031	—	(7)	—	—
								4,308	4,344	1.72
Health Care Equipment & Supplies
Journey Personal Care Corp.	(8)	First Lien Debt	S +	3.75%	8.05%	03/01/2028	990	993	988	0.39
Medline Borrower, LP	(9)	First Lien Debt	S +	2.25%	6.58%	10/23/2028	988	992	988	0.39
Tidi Legacy Products, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.83%	12/19/2029	4,341	4,320	4,341	1.72
Tidi Legacy Products, Inc.	(6) (7) (13)	First Lien Debt	S +	4.50%	8.83%	12/19/2029	—	(3)	—	—
Tidi Legacy Products, Inc.	(6) (7) (13)	First Lien Debt	S +	4.50%	8.83%	12/19/2029	—	(4)	—	—
YI, LLC	(6) (7)	First Lien Debt	S +	5.75%	10.06%	12/03/2029	1,685	1,659	1,679	0.66
YI, LLC	(6) (7) (13)	First Lien Debt	S +	5.75%	10.06%	12/03/2029	—	(4)	(1)	—
								7,953	7,995	3.16
Health Care Providers & Services
DCA Investment Holdings, LLC	(6) (8)	First Lien Debt	S +	6.50%	10.73%	04/03/2028	2,033	2,010	1,915	0.76
Gateway US Holdings, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	9.05%	09/22/2028	1,404	1,385	1,404	0.55
Gateway US Holdings, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	9.05%	09/22/2028	423	418	423	0.17
Gateway US Holdings, Inc.	(6) (8) (10) (13)	First Lien Debt	S +	4.75%	9.05%	09/22/2028	—	(1)	—	—
iCIMS, Inc.	(6) (8)	First Lien Debt	S +	5.75%	10.03%	08/18/2028	949	944	949	0.38
iCIMS, Inc.	(6) (8) (13)	First Lien Debt	S +	5.75%	10.03%	08/18/2028	13	12	13	0.01
Imagine 360, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.30%	10/02/2028	3,226	3,199	3,218	1.27
Imagine 360, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.30%	10/02/2028	—	(2)	(1)	—
Imagine 360, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.30%	10/02/2028	—	(2)	(1)	—

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Invictus Buyer, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.80%	06/03/2031	1,608	$1,594	$1,608	0.64%
Invictus Buyer, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.80%	06/03/2031	—	(3)	—	—
Invictus Buyer, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.80%	06/03/2031	—	(2)	—	—
PPV Intermediate Holdings, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.33%	08/31/2029	665	661	665	0.26
								10,213	10,193	4.03
Health Care Technology
Athenahealth, Inc.	(9)	First Lien Debt	S +	2.75%	7.08%	02/15/2029	990	989	988	0.39
Cotiviti Corporation		First Lien Debt	S +	2.75%	7.07%	05/01/2031	988	992	982	0.39
Hyland Software, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.33%	09/19/2030	2,817	2,787	2,817	1.11
Hyland Software, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.33%	09/19/2029	—	(1)	—	—
Imprivata, Inc.	(8)	First Lien Debt	S +	3.00%	7.32%	12/01/2027	495	498	497	0.20
								5,265	5,284	2.09
Household Products
Kronos Acquisition Holdings, Inc.		First Lien Debt	S +	4.00%	8.30%	07/08/2031	990	987	883	0.35

Industrial Conglomerates
Aptean, Inc.	(6) (8)	First Lien Debt	S +	4.75%	9.07%	01/30/2031	4,131	4,108	4,131	1.63
Aptean, Inc.	(6) (8) (13)	First Lien Debt	S +	4.75%	9.07%	01/30/2031	8	5	8	—
Aptean, Inc.	(6) (8) (13)	First Lien Debt	S +	4.75%	9.07%	01/30/2031	—	(1)	—	—
								4,112	4,139	1.64
Insurance Services
Alliant Holdings Intermediate, LLC		First Lien Debt	S +	2.75%	7.07%	09/19/2031	990	996	990	0.39
Amerilife Holdings, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.01%	08/31/2029	4,315	4,306	4,315	1.71
Amerilife Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	9.01%	08/31/2029	—	(1)	—	—
Amerilife Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	9.01%	08/31/2028	27	26	27	0.01
Foundation Risk Partners Corp.	(6) (8) (13)	First Lien Debt	S +	4.75%	9.05%	10/29/2030	—	(5)	—	—
Foundation Risk Partners Corp.	(6) (8) (13)	First Lien Debt	S +	4.75%	9.05%	10/29/2029	—	(2)	—	—
Galway Borrower, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.80%	09/29/2028	366	362	366	0.14
Galway Borrower, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.80%	09/29/2028	607	603	607	0.24
Higginbotham Insurance Agency, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.83%	11/24/2028	4,747	4,738	4,747	1.88
Higginbotham Insurance Agency, Inc.	(6) (7) (13)	First Lien Debt	S +	4.50%	8.83%	11/24/2028	483	477	483	0.19
High Street Buyer, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25%	9.55%	04/14/2028	564	552	564	0.22
HUB International Limited	(8)	First Lien Debt	S +	2.50%	6.77%	06/20/2030	423	426	424	0.17
Inszone Mid, LLC	(6) (7)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	925	$911	$925	0.37
Inszone Mid, LLC	(6) (7)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	933	918	933	0.37
Inszone Mid, LLC	(6) (7) (13)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	—	(2)	—	—
Integrity Marketing Acquisition, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.33%	08/25/2028	4,914	4,914	4,914	1.94

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Integrity Marketing Acquisition, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.33%	08/25/2028	—	$—	$—	—%
Patriot Growth Insurance Services, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.45%	10/16/2028	6,770	6,761	6,770	2.68
RSC Acquisition, Inc.	(6) (8)	First Lien Debt	S +	4.75%	9.04%	11/01/2029	171	170	171	0.07
RSC Acquisition, Inc.	(6) (8)	First Lien Debt	S +	4.75%	9.04%	11/01/2029	413	411	413	0.16
USI, Inc.		First Lien Debt	S +	2.25%	6.55%	09/29/2030	988	992	984	0.39
World Insurance Associates, LLC	(6) (7)	First Lien Debt	S +	5.00%	9.30%	04/03/2030	6,449	6,422	6,449	2.55
								33,975	34,082	13.47
IT Services
Apollo Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	4,587	4,544	4,567	1.80
Apollo Acquisition, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	1,420	1,397	1,405	0.56
Apollo Acquisition, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(8)	(4)	—
Asurion, LLC		First Lien Debt	S +	4.25%	8.58%	09/19/2030	990	985	964	0.38
Catalis Intermediate, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.95%	08/04/2027	2,062	2,062	2,034	0.80
Catalis Intermediate, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.95%	08/04/2027	678	678	669	0.26
Catalis Intermediate, Inc.	(6) (8) (13)	First Lien Debt	S +	5.50%	9.95%	08/04/2027	85	85	81	0.03
GI DI Cornfield Acquisition, LLC	(6)	First Lien Debt	S +	4.50%	8.93%	03/09/2028	3,880	3,837	3,853	1.52
GI DI Cornfield Acquisition, LLC	(6) (13)	First Lien Debt	S +	4.50%	8.93%	03/09/2028	—	(11)	(14)	(0.01)
Ridge Trail US Bidco, Inc.	(6) (7) (10)	First Lien Debt	S +	4.50%	8.80%	09/30/2031	4,901	4,854	4,901	1.94
Ridge Trail US Bidco, Inc.	(6) (7) (10) (13)	First Lien Debt	S +	4.50%	8.80%	09/30/2031	—	(8)	—	—
Ridge Trail US Bidco, Inc.	(6) (7) (10) (13)	First Lien Debt	S +	4.50%	8.80%	03/31/2031	106	101	106	0.04
Sedgwick Claims Management Services, Inc.		First Lien Debt	S +	3.00%	7.33%	07/31/2031	990	995	993	0.39
Thrive Buyer, Inc. (Thrive Networks)	(6) (8)	First Lien Debt	S +	4.75%	9.05%	02/02/2032	5,412	5,360	5,398	2.13
Thrive Buyer, Inc. (Thrive Networks)	(6) (8) (13)	First Lien Debt	S +	4.75%	9.05%	02/02/2032	499	487	494	0.20
Thrive Buyer, Inc. (Thrive Networks)	(6) (8) (13)	First Lien Debt	S +	4.75%	9.05%	02/02/2032	56	50	55	0.02
								25,408	25,502	10.08
Leisure Products
Recess Holdings, Inc.	(7)	First Lien Debt	S +	3.75%	8.03%	02/20/2030	990	1,000	992	0.39
Life Sciences Tools & Services
Model N, Inc.	(6) (8)	First Lien Debt	S +	4.75%	9.05%	06/27/2031	6,797	6,736	6,797	2.69
Model N, Inc.	(6) (8) (13)	First Lien Debt	S +	4.75%	9.05%	06/27/2031	—	—	—	—
Model N, Inc.	(6) (8) (13)	First Lien Debt	S +	4.75%	9.05%	06/27/2031	—	(1)	—	—
								6,735	6,797	2.69

Machinery
AI Aqua Merger Sub, Inc.	(9)	First Lien Debt	S +	3.00%	7.32%	07/31/2028	496	498	495	0.20
Chase Intermediate, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	9.04%	10/30/2028	707	699	706	0.28
Chase Intermediate, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	9.04%	10/30/2028	4	4	4	—

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
CPM Holdings, Inc.	(9)	First Lien Debt	S +	4.50%	8.82%	09/28/2028	494	$494	$482	0.19%
Engineered Machinery Holdings, Inc.	(8)	First Lien Debt	S +	3.50%	8.06%	05/19/2028	990	995	995	0.39
Icebox Holdco III, Inc.	(9)	First Lien Debt	S +	3.50%	8.06%	12/22/2028	496	501	497	0.20
TK Elevator US Newco, Inc.	(9)	First Lien Debt	S +	3.00%	7.24%	04/30/2030	990	998	992	0.39
								4,189	4,171	1.65
Media
Aragorn Parent Corporation		First Lien Debt	S +	4.25%	8.58%	12/15/2028	992	1,001	997	0.39
Multi-Utilities
AWP Group Holdings, Inc.	(6) (7)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	1,858	1,834	1,858	0.73
AWP Group Holdings, Inc.	(6) (7)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	1,004	986	1,004	0.40
AWP Group Holdings, Inc.	(6) (7) (13)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	84	81	84	0.03
								2,901	2,946	1.16
Pharmaceuticals
Real Chemistry Intermediate III, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.83%	04/12/2032	2,115	2,104	2,104	0.83
Real Chemistry Intermediate III, Inc.	(6) (9) (13)	First Lien Debt	S +	4.50%	8.83%	04/12/2032	—	(2)	(2)	—
Real Chemistry Intermediate III, Inc.	(6) (9) (13)	First Lien Debt	S +	4.50%	8.83%	04/12/2032	—	(2)	(2)	—
								2,100	2,100	0.83
Professional Services
Accordion Partners, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	5,855	5,800	5,831	2.30
Accordion Partners, LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	157	152	153	0.06
Accordion Partners, LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	—	(6)	(3)	—
Ascend Partner Services, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.75%	08/11/2031	1,950	1,932	1,950	0.77
Ascend Partner Services, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.75%	08/11/2031	2,399	2,372	2,399	0.95
Ascend Partner Services, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.75%	08/11/2031	—	(6)	—	—
Bullhorn, Inc.	(6) (7)	First Lien Debt	S +	5.00%	9.33%	10/01/2029	1,047	1,039	1,047	0.41
Bullhorn, Inc.	(6) (7)	First Lien Debt	S +	5.00%	9.33%	10/01/2029	389	387	389	0.15
Bullhorn, Inc.	(6) (7) (13)	First Lien Debt	S +	5.00%	9.33%	10/01/2029	—	—	—	—
Carr, Riggs and Ingram Capital, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.05%	11/18/2031	3,441	3,409	3,433	1.36
Carr, Riggs and Ingram Capital, LLC	(6) (9) (13)	First Lien Debt	S +	4.75%	9.05%	11/18/2031	370	362	366	0.14
Carr, Riggs and Ingram Capital, LLC	(6) (9) (13)	First Lien Debt	S +	4.75%	9.05%	11/18/2031	—	(7)	(2)	—
Crisis Prevention Institute, Inc.	(9)	First Lien Debt	S +	4.00%	8.30%	04/09/2031	995	991	994	0.39
GPS Merger Sub, LLC	(6) (7)	First Lien Debt	S +	5.25%	9.58%	10/02/2029	1,277	1,257	1,277	0.50
GPS Merger Sub, LLC	(6) (7) (13)	First Lien Debt	S +	5.25%	9.58%	10/02/2029	—	(2)	—	—
GPS Merger Sub, LLC	(6) (7) (13)	First Lien Debt	S +	5.25%	9.58%	10/02/2029	—	(4)	—	—
IG Investment Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.28%	09/22/2028	4,471	4,433	4,449	1.76
IG Investment Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.28%	09/22/2028	—	(4)	(3)	—
KENG Acquisition, Inc.	(6) (7)	First Lien Debt	S +	5.00%	9.28%	08/01/2029	285	280	282	0.11

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
KENG Acquisition, Inc.	(6) (7) (13)	First Lien Debt	S +	5.00%	9.28%	08/01/2029	135	$132	$133	0.05%
KENG Acquisition, Inc.	(6) (7) (13)	First Lien Debt	S +	5.00%	9.28%	08/01/2029	—	(1)	(1)	—
UHY Advisors, Inc.	(6) (8)	First Lien Debt	S +	4.75%	9.08%	11/21/2031	2,202	2,182	2,202	0.87
UHY Advisors, Inc.	(6) (8) (13)	First Lien Debt	S +	4.75%	9.08%	11/21/2031	—	(10)	—	—
UHY Advisors, Inc.	(6) (8) (13)	First Lien Debt	S +	4.75%	9.08%	11/21/2031	—	(5)	—	—
Verdantas, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.55%	05/06/2031	5,109	5,073	5,096	2.01
Verdantas, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.55%	05/06/2031	115	113	115	0.05
Verdantas, LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	9.55%	05/06/2030	140	137	140	0.06
								30,006	30,247	11.95
Real Estate Management & Development
Associations, Inc.	(6) (7)	First Lien Debt	S +	6.50%	11.02%	07/03/2028	867	867	867	0.34
Associations, Inc.	(6) (7) (13)	First Lien Debt	S +	6.50%	11.02%	07/03/2028	22	22	22	0.01
Associations, Inc.	(6) (7) (13)	First Lien Debt	S +	6.50%	11.02%	07/03/2028	48	48	48	0.02
Inhabitiq, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.83%	01/12/2032	4,134	4,114	4,122	1.63
Inhabitiq, Inc.	(6) (8) (13)	First Lien Debt	S +	4.50%	8.83%	01/12/2032	—	(3)	(3)	—
Inhabitiq, Inc.	(6) (8) (13)	First Lien Debt	S +	4.50%	8.83%	01/12/2032	—	(3)	(2)	—
MRI Software, LLC	(6) (7)	First Lien Debt	S +	4.75%	9.05%	02/10/2027	5,764	5,774	5,738	2.27
MRI Software, LLC	(6) (7) (13)	First Lien Debt	S +	4.75%	9.05%	02/10/2027	31	30	30	0.01
MRI Software, LLC	(6) (7) (13)	First Lien Debt	S +	4.75%	9.05%	02/10/2027	10	10	9	—
								10,859	10,831	4.28
Software
Apryse Software Corp.	(6) (9)	First Lien Debt	S +	4.75%	9.05%	06/28/2032	6,003	5,943	5,943	2.35
Apryse Software Corp.	(6) (9) (13)	First Lien Debt	S +	4.75%	9.05%	06/28/2032	—	(5)	(5)	—
Artifact Bidco, Inc.	(6)	First Lien Debt	S +	4.25%	8.55%	07/28/2031	2,113	2,094	2,113	0.84
Artifact Bidco, Inc.	(6) (13)	First Lien Debt	S +	4.25%	8.55%	07/28/2031	—	(2)	—	—
Artifact Bidco, Inc.	(6) (13)	First Lien Debt	S +	4.25%	8.55%	07/26/2030	—	(3)	—	—
AuditBoard, Inc.	(6) (7)	First Lien Debt	S +	4.75%	9.05%	07/14/2031	3,600	3,568	3,600	1.42
AuditBoard, Inc.	(6) (7) (13)	First Lien Debt	S +	4.75%	9.05%	07/14/2031	—	(7)	—	—
AuditBoard, Inc.	(6) (7) (13)	First Lien Debt	S +	4.75%	9.05%	07/14/2031	—	(6)	—	—
Banyan Software Holdings, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.83%	01/02/2031	2,429	2,406	2,405	0.95
Banyan Software Holdings, LLC	(6) (7) (13)	First Lien Debt	S +	5.50%	9.83%	01/02/2031	788	776	773	0.31
Banyan Software Holdings, LLC	(6) (7) (13)	First Lien Debt	S +	5.50%	9.83%	01/02/2031	38	36	36	0.01
Central Parent, Inc.		First Lien Debt	S +	3.25%	7.55%	07/06/2029	496	499	413	0.16
Cloud Software Group, Inc.	(9)	First Lien Debt	S +	3.50%	7.80%	03/29/2029	369	369	369	0.15
Coupa Holdings, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.53%	02/27/2030	1,625	1,600	1,625	0.64
Coupa Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	9.53%	02/27/2030	—	(1)	—	—
Coupa Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	9.53%	02/27/2029	—	(2)	—	—

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Diligent Corporation	(6) (8)	First Lien Debt	S +	5.00%	9.33%	08/02/2030	5,628	$5,591	$5,616	2.22%
Diligent Corporation	(6) (8) (13)	First Lien Debt	S +	5.00%	9.33%	08/02/2030	—	(5)	(2)	—
Diligent Corporation	(6) (8) (13)	First Lien Debt	S +	5.00%	9.33%	08/02/2030	41	38	40	0.02
E-Discovery AcquireCo, LLC	(6) (7)	First Lien Debt	S +	5.75%	10.08%	08/29/2029	1,458	1,442	1,458	0.58
E-Discovery AcquireCo, LLC	(6) (7) (13)	First Lien Debt	S +	5.75%	10.08%	08/29/2029	32	31	32	0.01
Emburse, Inc.	(6) (8)	First Lien Debt	S +	4.25%	8.55%	05/28/2032	3,684	3,675	3,675	1.45
Emburse, Inc.	(6) (8) (13)	First Lien Debt	S +	4.25%	8.55%	05/28/2032	—	(1)	(1)	—
Emburse, Inc.	(6) (8) (13)	First Lien Debt	S +	4.25%	8.55%	05/28/2032	—	(2)	(2)	—
Epicor Software Corporation	(8)	First Lien Debt	S +	2.75%	7.08%	05/30/2031	496	498	497	0.20
Espresso Bidco, Inc.	(6) (8)	First Lien Debt	S +	5.25% (incl. 3.13% PIK)	10.05%	03/25/2032	4,322	4,259	4,257	1.68
Espresso Bidco, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25% (incl. 3.13% PIK)	10.05%	03/25/2032	—	(9)	(18)	(0.01)
Espresso Bidco, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25% (incl. 3.13% PIK)	10.05%	03/25/2032	—	(8)	(8)	—
Everbridge Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	7,811	7,776	7,811	3.09
Everbridge Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	42	41	42	0.02
Everbridge Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	—	—	—	—
Formstack Acquisition, Co.	(6) (7)	First Lien Debt	S +	5.50%	9.80%	03/28/2030	1,861	1,838	1,810	0.72
Formstack Acquisition, Co.	(6) (7) (13)	First Lien Debt	S +	5.50%	9.80%	03/28/2030	184	179	164	0.06
Formstack Acquisition, Co.	(6) (7) (13)	First Lien Debt	S +	5.50%	9.80%	03/28/2030	60	56	50	0.02
Granicus, Inc.	(6) (8)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.03%	01/17/2031	1,580	1,567	1,580	0.62
Granicus, Inc.	(6) (8) (13)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.03%	01/17/2031	2,418	2,394	2,418	0.96
Granicus, Inc.	(6) (13)	First Lien Debt	P +	4.25%	11.75%	01/17/2031	31	29	31	0.01
GS AcquisitionCo, Inc.	(6) (7)	First Lien Debt	S +	5.25%	9.55%	05/25/2028	1,566	1,560	1,566	0.62
GS AcquisitionCo, Inc.	(6) (7) (13)	First Lien Debt	S +	5.25%	9.55%	05/25/2028	59	58	59	0.02
GS AcquisitionCo, Inc.	(6) (7) (13)	First Lien Debt	S +	5.25%	9.55%	05/25/2028	14	14	14	0.01
Hootsuite, Inc.	(6) (10)	First Lien Debt	S +	5.50%	9.82%	05/22/2030	2,673	2,639	2,666	1.05
Hootsuite, Inc.	(6) (10) (13)	First Lien Debt	S +	5.50%	9.82%	05/22/2030	—	(4)	(1)	—
Icefall Parent, Inc.	(6) (7)	First Lien Debt	S +	5.75%	10.03%	01/25/2030	1,826	1,796	1,826	0.72
Icefall Parent, Inc.	(6) (7) (13)	First Lien Debt	S +	5.75%	10.03%	01/25/2030	—	(3)	—	—
LogRhythm, Inc.	(6) (7)	First Lien Debt	S +	7.50%	11.84%	07/02/2029	1,364	1,329	1,336	0.53
LogRhythm, Inc.	(6) (7) (13)	First Lien Debt	S +	7.50%	11.84%	07/02/2029	—	(3)	(3)	—
Nasuni Corporation	(6) (8)	First Lien Debt	S +	5.00%	9.31%	09/10/2030	4,138	4,082	4,138	1.64
Nasuni Corporation	(6) (8) (13)	First Lien Debt	S +	5.00%	9.31%	09/10/2030	—	(11)	—	—
OceanKey (U.S.) II Corp.		First Lien Debt	S +	3.50%	7.93%	12/15/2028	990	993	991	0.39
Onit, Inc.	(6) (8)	First Lien Debt	S +	4.75%	9.03%	01/27/2032	3,463	3,430	3,439	1.36

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Onit, Inc.	(6) (8) (13)	First Lien Debt	S +	4.75%	9.03%	01/27/2032	—	$(7)	$(11)	—%
Onit, Inc.	(6) (8) (13)	First Lien Debt	S +	4.75%	9.03%	01/27/2032	—	(5)	(3)	—
Optimizely North America, Inc.	(6) (8) (10)	First Lien Debt	S +	5.00%	9.33%	10/30/2031	3,045	3,016	3,037	1.20
Optimizely North America, Inc.	(6) (8) (10)	First Lien Debt	E +	5.25%	7.23%	10/30/2031	€1,121	1,206	1,312	0.52
Optimizely North America, Inc.	(6) (8) (10)	First Lien Debt	SA +	5.50%	9.72%	10/30/2031	£374	481	511	0.20
Optimizely North America, Inc.	(6) (8) (10) (13)	First Lien Debt	S +	5.00%	9.33%	10/30/2031	—	(4)	(1)	—
Runway Bidco, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	5,450	5,399	5,437	2.15
Runway Bidco, LLC	(6) (9) (13)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	—	(6)	(3)	—
Runway Bidco, LLC	(6) (9) (13)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	—	(6)	(2)	—
Saturn Borrower, Inc.	(6) (7)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	5,225	5,154	5,174	2.04
Saturn Borrower, Inc.	(6) (7) (13)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	—	(13)	(19)	(0.01)
Saturn Borrower, Inc.	(6) (7) (13)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	91	80	83	0.03
UKG, Inc.		First Lien Debt	S +	3.00%	7.31%	02/10/2031	495	497	497	0.20
Vision Solutions, Inc.		First Lien Debt	S +	4.00%	8.54%	04/24/2028	992	989	939	0.37
								79,315	79,704	31.50
Specialty Retail
Les Schwab Tire Centers		First Lien Debt	S +	2.50%	6.83%	04/23/2031	496	$498	$495	0.20
Textiles, Apparel & Luxury Goods
Varsity Brands, Inc.		First Lien Debt	S +	3.50%	7.83%	08/26/2031	998	1,001	997	0.39
Transportation Infrastructure
KKR Apple Bidco, LLC		First Lien Debt	S +	2.50%	6.83%	09/23/2031	494	493	492	0.19
Wireless Telecommunication Services
CCI Buyer, Inc.	(8)	First Lien Debt	S +	5.00%	9.30%	05/13/2032	4,960	4,911	4,911	1.94
CCI Buyer, Inc.	(8) (13)	First Lien Debt	S +	5.00%	9.30%	05/13/2032	—	(3)	(3)	—
Mobile Communications America, Inc.	(6) (7)	First Lien Debt	S +	5.00%	9.29%	10/16/2029	1,009	998	1,009	0.40
Mobile Communications America, Inc.	(6) (7) (13)	First Lien Debt	S +	5.00%	9.29%	10/16/2029	238	229	232	0.09
Mobile Communications America, Inc.	(6) (7) (13)	First Lien Debt	S +	5.00%	9.29%	10/16/2029	15	13	15	0.01
								6,148	6,164	2.44
Total Debt Investments - non-controlled/non-affiliated								$384,287	$385,342	152.30%

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(6) (11) (12)	Common Equity		02/03/2025	145,000	$138	$139	0.05%
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (11)	Preferred Equity	12.50% PIK	09/05/2024	15	148	149	0.06
Electrical Equipment
Sparkstone Electrical Group	(6) (11) (12)	Common Equity		10/15/2024	1,500	150	105	0.04
Professional Services
Verdantas, LLC	(6) (11) (12)	Common Equity		05/03/2024	796	1	1	—
Verdantas, LLC	(6) (11)	Preferred Equity	10.00%	05/03/2024	78,804	88	106	0.04
						89	107	0.04
Software
Reveal Data Solutions	(6) (11) (12)	Common Equity		08/29/2023	12,307	16	17	0.01
Total Equity Investments - non-controlled/non-affiliated						541	517	0.20
Total Portfolio Investments						$384,828	$385,859	152.50%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2025, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2025, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the SMBC Facility (as defined below). See Note 6 “Debt”.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA (“C”) or EURIBOR (“E”), SOFR (“S”) or SONIA (“SA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2025. As of June 30, 2025, the reference rates for our variable rate loans were the C at 2.75% 1-month E 1.93%, 1-month S at 4.32%, 3-month S at 4.29%, 6-month S at 4.15%, SA at 4.22% and the P at 7.50%.

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
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025 non-qualifying assets represented 5.99% of total assets as calculated in accordance with regulatory requirements.

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

(11)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of June 30, 2025, the aggregate fair value of these securities is $517 or 0.20% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(12)	Non-income producing security.
(13) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date started. See below for more information on the Company’s unfunded commitments as of June 30, 2025:

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	$1,284	$—
AWP Group Holdings, Inc.	Revolver	12/23/2030	140	—
Accel International Holdings, Inc.	Revolver	04/26/2032	432	(2)
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	822	(3)
Accordion Partners, LLC	Revolver	11/17/2031	652	(3)
Amerilife Holdings, LLC	Delayed Draw Term Loan	02/28/2027	651	—
Amerilife Holdings, LLC	Revolver	08/31/2028	298	—
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	625	(11)
Any Hour, LLC	Revolver	05/23/2030	159	(3)
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	1,917	(9)
Apollo Acquisition, Inc.	Revolver	12/30/2030	852	(4)
Apryse Software Corp.	Revolver	06/26/2032	497	(5)
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	841	—
Aptean, Inc.	Revolver	01/30/2031	250	—
Arcoro Holdings Corp.	Revolver	03/28/2030	261	(9)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	517	—
Artifact Bidco, Inc.	Revolver	07/26/2030	370	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2026	968	—
Ascend Partner Services, LLC	Revolver	08/11/2031	673	—
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	45	—
Associations, Inc.	Revolver	07/03/2028	7	—
AuditBoard, Inc.	Delayed Draw Term Loan	07/12/2026	1,714	—
AuditBoard, Inc.	Revolver	07/14/2031	686	—
Banyan Software Holdings, LLC	Delayed Draw Term Loan	01/02/2027	515	(5)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	04/15/2027	450	(2)
Banyan Software Holdings, LLC	Revolver	01/02/2031	223	(2)
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	35	—
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	63	—

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Bullhorn, Inc.	Revolver	10/01/2029	$74	$—
CCI Buyer, Inc.	Revolver	05/13/2032	290	(3)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	01/29/2026	107	(1)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	3,523	(17)
COP Collisionright Parent, LLC	Revolver	01/29/2030	252	(1)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	706	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	471	—
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	1,379	(3)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	800	(2)
Catalis Intermediate, Inc.	Revolver	08/04/2027	161	(2)
Chase Intermediate, LLC	Delayed Draw Term Loan	04/10/2027	149	(1)
Chase Intermediate, LLC	Revolver	10/30/2028	31	—
Cliffwater, LLC	Revolver	04/22/2032	520	(5)
Consor Intermediate II, LLC	Delayed Draw Term Loan	05/10/2026	552	(1)
Consor Intermediate II, LLC	Revolver	05/12/2031	37	—
Coupa Holdings, LLC	Delayed Draw Term Loan	06/03/2027	147	—
Coupa Holdings, LLC	Revolver	02/27/2029	112	—
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	661	(2)
DA Blocker Corp.	Revolver	02/10/2032	154	—
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	824	(2)
Diligent Corporation	Revolver	08/02/2030	508	(1)
Drivecentric Holdings, LLC	Revolver	08/15/2031	588	—
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	64	—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2025	588	—
EVDR Purchaser, Inc.	Revolver	02/14/2031	353	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	160	—
Eclipse Buyer, Inc.	Revolver	09/08/2031	81	—
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	658	(1)
Emburse, Inc.	Revolver	05/28/2032	658	(2)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	1,187	(18)
Espresso Bidco, Inc.	Revolver	03/25/2032	528	(8)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	92	—
Essential Services Holding Corporation	Revolver	06/17/2030	51	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	65	—
Everbridge Holdings, LLC	Revolver	07/02/2031	43	—
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	1,883	(19)
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	600	(6)
Formstack Acquisition, Co.	Delayed Draw Term Loan	03/30/2026	561	(15)
Formstack Acquisition, Co.	Revolver	03/28/2030	315	(9)

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	$2,000	$—
Foundation Risk Partners Corp.	Revolver	10/29/2029	200	—
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	05/31/2026	2,000	(14)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/02/2026	335	—
GPS Merger Sub, LLC	Revolver	10/02/2029	268	—
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	99	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	180	—
Gateway US Holdings, Inc.	Revolver	09/22/2028	54	—
Granicus, Inc.	Delayed Draw Term Loan	01/17/2026	838	—
Granicus, Inc.	Revolver	01/17/2031	189	—
GraphPad Software, LLC	Delayed Draw Term Loan	06/28/2026	98	—
GraphPad Software, LLC	Revolver	06/30/2031	41	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	74	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	60	—
Helios Service Partners, LLC	Delayed Draw Term Loan	07/24/2025	359	(2)
Helios Service Partners, LLC	Revolver	03/19/2027	40	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	03/27/2026	464	—
High Street Buyer, Inc.	Delayed Draw Term Loan	03/11/2026	340	—
Hootsuite, Inc.	Revolver	05/22/2030	300	(1)
Hyland Software, Inc.	Revolver	09/19/2029	136	—
IG Investment Holdings, LLC	Revolver	09/22/2028	505	(2)
Icefall Parent, Inc.	Revolver	01/25/2030	174	—
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	458	(1)
Imagine 360, LLC	Revolver	10/02/2028	284	(1)
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	1,148	(3)
Inhabitiq, Inc.	Revolver	01/12/2032	718	(2)
Inszone Mid, LLC	Revolver	11/30/2029	117	—
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	48	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	675	—
Invictus Buyer, LLC	Revolver	06/03/2031	250	—
Iris Buyer, LLC	Revolver	10/02/2029	140	—
KENG Acquisition, Inc.	Delayed Draw Term Loan	07/17/2026	82	(1)
KENG Acquisition, Inc.	Revolver	08/01/2029	79	(1)
LogRhythm, Inc.	Revolver	07/02/2029	136	(3)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	08/29/2026	551	—
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	738	(4)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	318	—
MRI Software, LLC	Delayed Draw Term Loan	09/04/2026	7	—
MRI Software, LLC	Revolver	02/10/2027	166	(1)

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Magneto Components Buyco, LLC	Revolver	12/05/2029	$423	$(3)
Mantech International CP	Delayed Draw Term Loan	12/14/2025	90	—
Mantech International CP	Revolver	09/14/2028	227	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	1,092	(5)
Mobile Communications America, Inc.	Revolver	10/16/2029	151	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	98	—
Model N, Inc.	Revolver	06/27/2031	52	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	1,667	(8)
NDT Global Holding, Inc.	Revolver	06/04/2032	833	(8)
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	789	(6)
NSI Holdings, Inc.	Revolver	11/17/2031	726	(6)
Nasuni Corporation	Revolver	09/10/2030	862	—
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	1,528	(11)
Onit, Inc.	Revolver	01/27/2032	509	(3)
Optimizely North America, Inc.	Revolver	10/30/2031	450	(1)
PDI TA Holdings, Inc.	Revolver	02/03/2031	137	—
PMA Parent Holdings, LLC	Revolver	01/31/2031	148	(1)
Project Potter Buyer, LLC	Revolver	04/23/2026	150	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	392	—
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	213	—
RFS Opco, LLC	Revolver	04/04/2029	970	—
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	1,474	(7)
Railpros Parent, LLC	Revolver	05/24/2032	737	(7)
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	940	(2)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	470	(2)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	1,181	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	287	—
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	1,386	(7)
Routeware, Inc.	Revolver	09/18/2031	273	(1)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	1,358	(3)
Runway Bidco, LLC	Revolver	12/17/2031	679	(2)
SV Newco 2, Inc.	Delayed Draw Term Loan	05/31/2026	569	—
SV Newco 2, Inc.	Revolver	06/02/2031	563	—
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	1,905	(19)
Saturn Borrower, Inc.	Revolver	11/10/2028	766	(7)
Sonny's Enterprises, LLC	Revolver	08/05/2027	71	(4)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	313	(8)
Spark Buyer, LLC	Revolver	10/15/2031	141	(3)
Superman Holdings, LLC	Delayed Draw Term Loan	08/28/2026	314	—

North Haven Private Income Fund A LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Superman Holdings, LLC	Revolver	08/29/2031	$387	$—
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	1,384	(3)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	649	(2)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	12/21/2026	362	—
Tidi Legacy Products, Inc.	Revolver	12/19/2029	261	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	624	—
Transit Technologies, LLC	Revolver	08/20/2030	545	—
Trintech, Inc.	Revolver	07/25/2029	102	(1)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	2,208	—
UHY Advisors, Inc.	Revolver	11/21/2031	584	—
VRC Companies, LLC	Revolver	06/29/2027	59	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	1,125	(3)
Vamos Bidco, Inc.	Revolver	01/30/2032	337	(1)
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/05/2025	93	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	12/18/2026	1,500	(7)
Vehlo Purchaser, LLC	Revolver	05/24/2028	17	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	09/27/2026	228	—
Verdantas, LLC	Revolver	05/06/2030	152	—
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	804	—
Vertex Service Partners, LLC	Revolver	11/08/2030	16	—
YI, LLC	Revolver	12/03/2029	267	(1)
iCIMS, Inc.	Revolver	08/18/2028	71	—
Total First Lien Debt Unfunded Commitments			$87,258	$(355)

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
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR (“E”), SOFR (“S”) or SONIA (“SA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P"”), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024. As of December 31, 2024, the reference rates for our variable rate loans were the C at 3.32% 1-month E 2.85%, 1-month S at 4.33%, 3-month S at 4.31%, 6-month S at 4.25%, SA at 4.70% and the P at 7.50%.

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
June 30, 2025
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
(2)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company's functional currency is U.S. Dollars (“USD”) and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to Regulation S-X. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

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
As of June 30, 2025 and December 31, 2024, the Company had no investments on non-accrual status.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For both the three and six months ended June 30, 2025, the Company accrued $— and $— U.S. federal excise tax, respectively. For both the three and six months ended June 30, 2024, the Company did not accrue any U.S. federal excise tax.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, President, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in member’s capital resulting from operations to assess the performance and makes operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
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

(3)RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On January 31, 2023, the Company entered into an investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”). The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or the Company’s unitholders, including, in each case, a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The renewal of the Investment Advisory Agreement was most recently approved in August 2025.
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
For the three and six months ended June 30, 2025, base management fees were $756 and $1,394, respectively, and the Investment Adviser irrevocably agreed to waive $725 and $1,165, respectively. For the three and six months ended June 30, 2024, base management fees were $307 and $508, respectively, and the Investment Adviser irrevocably agreed to waive $307 and $508, respectively. As of June 30, 2025 and December 31, 2024, $31 and $518, respectively, was payable to the Investment Adviser relating to base management fees.
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
For the three and six months ended June 30, 2025, income-based incentive fees were $746, and $1,360, respectively, and the Investment Adviser irrevocably agreed to waive $725 and $1,165, respectively. For the three and six months ended June 30, 2024, income-based incentive fees were $320, and $505, respectively, and the Investment Adviser irrevocably agreed to waive $320 and $505, respectively. Any income-based incentive fees waived are not subject to recoupment by the Adviser. As of June 30, 2025 and December 31, 2024, $21 and $395, respectively, was payable to the Investment Adviser relating to income-based incentive fees.
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
For the three and six months ended June 30, 2025, capital gains incentive fees accrued to the Investment Adviser were $60 and $(59), respectively. For the three and six months ended June 30, 2024, capital gains incentive fees accrued to the Investment Adviser were $35 and $40, respectively. As of June 30, 2025 and December 31, 2024, $122 and $182, respectively, was payable to the Investment Adviser relating to capital gains incentive fees incentive fees.
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
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to the administration agreement between the Company and the Administrator dated January 31, 2023 (the “Administration Agreement”). The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement has an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors, which was most recently re-approved in August 2025.
For the three and six months ended June 30, 2025, the Company incurred $30 and $101, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company incurred $23 and $64, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of June 30, 2025 and December 31, 2024 was $31 and $2, respectively.
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
For the three and six months ended June 30, 2025, there were $— and $—, respectively, of Expense Payments under the Expense Support Agreement, which were recorded in expense support on the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, there were $80 and $325, respectively, of Expense Payments under the Expense Support Agreement, which were recorded in expense support on the Consolidated Statements of Operations.
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
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., (“MS Credit Partners Holdings”), an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements to purchase Units up to an aggregate amount of $25,000 or such amount so that the Company is not considered to be “controlled” by Morgan Stanley or its affiliates for purposes of the Bank Holding Company Act of 1956, as amended from time to time. As of June 30, 2025, MS Credit Partners Holdings, has made an aggregate capital contribution of $7,663, in exchange for 379,961 Units. MS Credit Partners Holdings has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
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

The composition of the Company’s investment portfolio was as follows:

	June 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$383,618	$384,683	99.7%	$267,555	$268,845	99.6%
Other Debt Investments	669	659	0.2	626	630	0.2
Equity	541	517	0.1	398	413	0.2
Total	$384,828	$385,859	100.0%	$268,579	$269,888	100.0%

The industry composition of investments at fair value was as follows:

	June 30, 2025	December 31, 2024
Aerospace & Defense	0.4%	0.7%
Automobile Components	0.5	0.7
Automobiles	2.8	2.8
Beverages	0.7	—
Biotechnology	1.9	2.7
Building Products	1.9	2.5
Chemicals	0.7	1.1
Commercial Services & Supplies	11.4	10.6
Construction & Engineering	2.2	1.6
Consumer Staples Distribution & Retail	1.6	0.9
Containers & Packaging	0.6	0.8
Distributors	0.4	1.1
Diversified Consumer Services	5.1	6.4
Electrical Equipment	0.9	0.3
Electronic Equipment, Instruments & Components	3.2	3.1
Electric Utilities	0.2	0.3
Financial Services	3.5	2.8
Ground Transportation	1.1	0.5
Health Care Equipment & Supplies	2.1	1.9
Health Care Providers & Services	2.6	3.8
Health Care Technology	1.3	2.1
Household Products	0.2	0.3
Industrial Conglomerates	1.1	0.6
Insurance Services	8.8	8.5
IT Services	6.5	4.9
Leisure Products	0.3	0.4
Life Sciences Tools & Services	1.8	2.5
Machinery	1.1	1.4
Media	0.3	0.4
Multi-Utilities	0.8	1.1
Pharmaceuticals	0.5	—
Professional Services	7.9	9.4
Real Estate Management & Development	2.8	2.5
Software	20.7	19.9
Specialty Retail	0.1	0.2
Textiles, Apparel & Luxury Goods	0.3	0.4
Transportation Infrastructure	0.1	0.2
Wireless Telecommunication Services	1.6	0.6
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2025			December 31, 2024
Geographic	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Canada	$8,745	$8,836	2.3%	$5,905	$5,960	2.2%
United States	376,083	377,023	97.7	262,674	263,928	97.8
Total	$384,828	$385,859	100.0%	$268,579	$269,888	100.0%

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

As part of the valuation process, the Valuation Designee, takes into account relevant factors and appropriate techniques in determining the fair value of the Company’s investments, with the assistance of the independent valuation firms (“Valuation Firms”). The valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses.
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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of the investments as of:

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$30,498	$354,185	$384,683	$—	$29,567	$239,278	$268,845
Other Debt Investments	—	—	659	659	—	—	630	630
Equity	—	—	517	517	—	—	413	413
Total	$—	$30,498	$355,361	$385,859	$—	$29,567	$240,321	$269,888

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2025:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$309,460	$645	$546	$310,651
Purchases of investments (1)	48,872	—	—	48,872
Proceeds from principal repayments and sales of investments (2)	(4,927)	—	—	(4,927)
Accretion of discount/amortization of premium	158	—	—	158
Payment-in-kind	103	22	2	127
Net change in unrealized appreciation (depreciation)	519	(8)	(31)	480
Transfers into/out of Level 3 (3)	—	—	—	—
Fair value, end of period	$354,185	$659	$517	$355,361

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2025	$533	$(8)	$(31)	$494
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
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2025:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$239,278	$630	$413	$240,321
Purchases of investments	124,926	—	138	125,064
Proceeds from principal repayments and sales of investments	(8,677)	—	—	(8,677)
Accretion of discount/amortization of premium	289	1	—	290
Payment-in-kind	244	42	5	291
Net change in unrealized appreciation (depreciation)	138	(14)	(39)	85
Transfers into/out of Level 3	(2,013)	—	—	(2,013)
Fair value, end of period	$354,185	$659	$517	$355,361

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2025	$156	$(14)	$(39)	$103

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2024:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$49,629	$—	$16	$49,645
Purchases of investments (1)	100,805	577	80	101,462
Proceeds from principal repayments and sales of investments (2)	(2,568)	—	—	(2,568)
Accretion of discount/amortization of premium	155	—	—	155
Payment-in-kind	46	8	—	54
Net change in unrealized appreciation (depreciation)	369	—	1	370
Transfers into/out of Level 3 (3)	(924)	—	—	(924)
Fair value, end of period	$147,512	$585	$97	$148,194

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2024	$369	$—	$1	$370
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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2025 and December 31, 2024, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2025
	Fair Value	Valuation Technique(3)	Significant Unobservable Input	Range(1)		Weighted Average(2)
				Low	High
Investments in first lien debt	$354,185	Yield Analysis	Discount Rate	7.09%	16.79%	9.13%
Other debt	659	Yield Analysis	Discount Rate			14.45%
Preferred equity	149	Income Approach	Discount Rate			13.02%
	106	Market Approach	EBITDA Multiple			14.75x
Common equity	245	Market Approach	EBITDA Multiple	12.50x	17.50x	15.35x
	17	Market Approach	Revenue Multiple			22.25x
Total Investments	$355,361

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
(3) During the six months ended June 30, 2025, one preferred equity position with a fair value of $0.11 million transitioned from an income approach to a market approach valuation technique.

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
(2) Weighted average is calculated by weighting the significant unobservable input by the relative fair value of the investment.
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

		June 30, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
SMBC Facility	3	$141,215	$141,215	$91,018	$91,018
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)DEBT
The Company’s outstanding debt obligations were as follows:

	June 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility	$315,000	$141,215	$173,785	$315,000	$91,018	$223,982
The Company’s summary information of its debt obligations were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Weighted average interest rate(1)	6.54%	8.60%	6.56%	8.62%
Weighted average effective interest rate(2)	7.00%	10.60%	7.04%	16.70%
Weighted average outstanding balance	$126,604	$6,292	$117,187	$3,225
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
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the SMBC Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greater of (a) zero and (b) the highest of (i) the prime rate as publicly announced by The Wall Street Journal, (ii) the sum of the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus 0.5%, and (iii) the rate per annum equal to 1% plus (x) the greater of (A) Term SOFR and (B) zero) plus 1.00% or 1.125%, based on certain borrowing base conditions and (y) for loans for which the Company elects the SOFR option, Term SOFR for such interest period, plus 2.000% or 2.125%, depending on certain borrowing base conditions. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of June 30, 2025, the Company was in compliance with all covenants and other requirements of the SMBC Facility.
The summary information of the SMBC Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$2,091	$136	$3,863	$139
Facility unused commitment fees	179	88	373	184
Amortization of deferred financing costs	148	31	288	131
Total	$2,418	$255	$4,524	$454

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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of

June 30, 2025 and December 31, 2024, the Company had $87,258 and $62,566, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans.

(8)MEMBERS’ CAPITAL
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	June 30, 2025	December 31, 2024
Net distributable earnings, beginning of period	$1,395	$354
Net investment income (loss)	10,744	11,272
Net realized gain (loss)	2	73
Net unrealized appreciation (depreciation)	(474)	1,221
Distributions declared	(10,946)	(11,577)
Tax reclassification of unitholders' equity	—	52
Net distributable earnings, end of period	$721	$1,395
The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred were as follow:

Unit Issuance Date	Class I Units Issued	Proceeds Received
For the six months ended June 30, 2025
January 01, 2025	943,938	$19,143
February 01, 2025	634,382	12,859
March 01, 2025	745,020	15,087
April 01, 2025	882,789	17,814
May 01, 2025	365,324	7,354
June 01, 2025	244,821	4,936
Total	3,816,274	$77,193
For the six months ended June 30, 2024
January 01, 2024	918,507	$18,462
February 01, 2024	366,271	7,373
March 01, 2024	487,396	9,826
April 01, 2024	583,000	11,736
May 01, 2024	524,319	10,555
June 01, 2024	997,355	20,146
Total	3,876,848	$78,098

The following table summarizes the Company’s distributions declared and payable were as follow:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Six Months Ended June 30, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1430	$1,398
February 27, 2025	February 28, 2025	March 05, 2025	0.1429	1,492
March 25, 2025	March 31, 2025	April 03, 2025	0.1430	1,605
January 27, 2025	March 31, 2025	April 03, 2025	0.0507	569
April 25, 2025	April 30, 2025	May 05, 2025	0.1429	1,700
May 22, 2025	May 31, 2025	June 04, 2025	0.1428	1,757
June 18, 2025	June 30, 2025	July 03, 2025	0.1423	1,790
June 18, 2025	June 30, 2025	July 03, 2025	0.0505	635
Total Distributions			$0.9581	$10,946
For the Six Months Ended June 30, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1591	$490
February 27, 2024	February 29, 2024	March 05, 2024	0.1593	551
March 25, 2024	March 31, 2024	April 04, 2024	0.1596	631
April 25, 2024	April 30, 2024	May 03, 2024	0.1594	722
May 28, 2024	May 31, 2024	June 05, 2024	0.1594	809
June 25, 2024	June 30, 2024	July 03, 2024	0.1599	974
Total Distributions			$0.9567	$4,177

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
The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP were as follow:

Payment Date	DRIP Units Issued	DRIP Units Value
For the six months ended June 30, 2025
January 06, 2025	25,363	$514
February 05, 2025	28,796	584
March 05, 2025	31,379	635
April 03, 2025	44,857	906
May 05, 2025	34,378	692
June 04, 2025	35,429	714
Total	200,202	$4,045
For the six months ended June 30, 2024
January 04, 2024	4,483	$90
February 05, 2024	9,919	200
March 05, 2024	11,682	235
April 04, 2024	13,050	263
May 03, 2024	14,667	295
June 05, 2024	18,143	366
Total	71,944	$1,449

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
The following table further summarizes the unit repurchases completed for the six months ended June 30, 2025:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 07, 2025	5.00%	$20.18	March 31, 2025	$5,024	248,972	2.83%	—
June 07, 2025	5.00%	$20.21	June 30, 2025	$1,247	61,693	0.56%	—
Total				$6,271	310,665
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.

For the six months ended June 30, 2024, units repurchased as follows:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 05, 2024	5.00%	$20.13	March 31, 2024	$351	17,435	0.81%	—
June 08, 2024	5.00%	$20.20	June 30, 2024	$791	39,147	0.99%	—
Total				$1,142	56,582

(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.

(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings per Unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator—net increase/(decrease) in Members' Capital resulting from operations	$6,369	$2,886	$10,272	$4,644
Denominator—weighted average Units outstanding	12,255,035	5,228,988	11,370,497	4,363,332
Basic and diluted earnings (loss) per Unit	$0.52	$0.55	$0.90	$1.06

(10)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights:

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Per Unit Data:(1)
Net asset value, beginning of period	$20.28	$20.10
Net investment income (loss)	0.94	0.99
Net unrealized and realized gain (loss)(2)	(0.05)	0.07
Net increase (decrease) in net assets resulting from operations	0.89	1.06
Distributions declared	(0.96)	(0.96)
Total increase (decrease) in net assets	(0.07)	0.10
Net asset value, end of period	$20.21	$20.20
Units outstanding, end of period	12,517,314	6,050,084
Weighted average units outstanding	11,370,497	4,363,332
Total return based on net asset value(3)	4.48%	5.40%
Ratio/Supplemental Data:
Members' Capital, end of period	$253,019	$122,240
Ratio of expenses before waivers to average Members' Capital(4)	6.52%	4.23%
Ratio of net expenses to average Members’ Capital(4)	5.00%	2.09%
Ratio of net investment income to average Members’ Capital(4)	9.44%	9.77%
Asset coverage ratio(5)	279.00%	407.00%
Portfolio turnover rate	2.75%	2.92%
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
July Issuances and Distribution Declarations
Pursuant to the Company’s continuous private offering, the Company issued approximately 645,483 Units for an aggregate offering price of $13.0 million effective July 1, 2025.
On July 24, 2025, the Company declared a distribution in the amount of $0.1424 per unit and payable on or around August 5, 2025 to unitholders of record as of July 31, 2025.
August Issuances
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the Company’s Units for an aggregate offering price of $4.2 million effective August 1, 2025.
Effective July 25, 2025, the Company’s Board of Directors appointed Michael Occi, Jr. as Chief Executive Officer of the Company and a member of the Board of Directors to succeed Jeffrey Levin following his resignation from such positions. Mr. Levin’s resignation was not the result of any disagreement with the Company. In addition, The Company’s Board of Directors appointed Ashwin Krishnan as Chief Investment Officer of the Company and Orit Mizrachi and Jeffrey Day as Co-Presidents of the Company, each effective as of July 25, 2025.

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

Pursuant to the exemptive relief granted by the SEC to us and our Advisor on June 3, 2025 (the “Order”), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds (as defined in the Order), and other accounts advised by our Adviser and its affiliates, which may include proprietary accounts of Morgan Stanley, if applicable, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of ours is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.

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
PORTFOLIO AND INVESTMENT ACTIVITY
Our portfolio is presented below:

	June 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$383,618	$384,683	99.7%	$267,555	$268,845	99.6%
Other Debt Investments	669	659	0.2	626	630	0.2
Equity	541	517	0.1	398	413	0.2
Total	$384,828	$385,859	100.0%	$268,579	$269,888	100.0%
Our debt portfolio (excluding our liquid loan portfolio) displayed the following characteristics of each of our investments(1)(2), unless otherwise noted:

	As of
	June 30, 2025	December 31, 2024
Number of portfolio companies	144	128
Number of new investment commitments in portfolio companies	18	92
Number of investment commitments exited or fully repaid	2	5
Percentage of debt investments bearing a floating rate, at fair value	99.8%	99.8%
Percentage of debt investments bearing a fixed rate, at fair value	0.2%	0.2%
Weighted average yield on debt and income producing investments, at cost(3)	9.5%	9.7%
Weighted average yield on debt and income producing investments, at fair value(3)	9.5%	9.7%
Weighted average 12-month EBITDA	$145.1	$161.8
Median 12-month EBITDA	$100.3	$111.3
Weighted average net leverage through tranche(4)	6.0x	6.2x
Weighted average interest coverage(5)	1.8x	1.7x
Weighted average loan to value(6)	39.5%	40.4%
Percentage of debt investments with one or more financial covenants	47.7%	50.7%
Percentage of our debt investments that are sponsor backed	98.8%	99.6%
Percentage of loans and other debt in support of LBOs and acquisitions	64.9%	59.7%
Percentage of our debt portfolio subject to business cycle volatility	5.3%	6.1%
Average position size of our investments	$2.7	$2.1
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

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended
	June 30, 2025	June 30, 2024
New investments committed
Gross principal balance(1)	$68,819	$119,413
Net new investments committed	$68,819	$119,413
Investments, at cost
Investments, beginning of period	$341,260	$71,786
New investments purchased	48,872	100,312
Net accretion of discount on investments	158	101
Payment-in-kind	127	45
Investments sold or repaid	(5,589)	(2,202)
Investments, end of period	$384,828	$170,042
Principal amount of investments funded
First lien debt	49,341	100,341
Other debt investments	—	589
Equity(2)	—	80
Total	$49,341	$101,010
Amount of investments sold/fully repaid, at principal
First lien debt investments	$(5,589)	$(999)
Total	$(5,589)	$(999)

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	June 30, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$7,963	2.1%	$—	—%
Risk rating 2	377,896	97.9	269,888	100.0
Risk rating 3	—	—	—	—
Risk rating 4	—	—	—	—
Total	$385,859	100.0%	$269,888	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$384,828	100.0%	$268,579	100.0%
Non-accrual	—	—	—	—
Total	$384,828	100.0%	$268,579	100.0%

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

CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total investment income	$8,920	$3,111	$16,539	$5,103
Less: Net expenses	3,033	504	5,795	779
Net investment income (loss)	5,887	2,607	10,744	4,324
Less: Excise tax expense	—	—	—	—
Net investment income (loss) after taxes	5,887	2,607	10,744	4,324
Net change in unrealized appreciation (depreciation)	480	279	(474)	320
Net realized gain (loss)	2	—	2	—
Net increase (decrease) in Members' Capital resulting from operations	$6,369	$2,886	$10,272	$4,644
Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income:
Interest income	$8,776	$2,973	$16,190	$4,906
Payment-in-kind income	119	36	312	51
Dividend income	3	—	6	—
Other income	22	102	31	146
Total Investment Income	$8,920	$3,111	$16,539	$5,103

In the table above, total investment income increased from $3,111 and $5,103 for the three and six months ended June 30, 2024, respectively to $8,920 and $16,539 for the three and six months ended June 30, 2025, respectively. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at cost increased from $268,579 as of December 31, 2024 to $384,828 as of June 30, 2025.

Expenses
Expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Expenses:
Interest and other financing expenses	$2,418	$255	$4,524	$454
Management fees	756	307	1,394	508
Income based incentive fees	746	320	1,360	505
Capital gains incentive fees	60	35	(59)	40
Professional fees	394	212	654	396
Directors' fees	65	26	91	52
Administrative service fees	30	23	101	64
Organization and offering costs	—	22	—	47
General and other expenses	14	11	60	51
Total expenses	$4,483	$1,211	$8,125	$2,117
Income based incentive fee waiver (Note 3)	(725)	(320)	(1,165)	(505)
Expense support (Note 3)	—	(80)	—	(325)
Management fees waiver (Note 3)	(725)	(307)	(1,165)	(508)
Net expenses	$3,033	$504	$5,795	$779
Excise tax expense	$—	$—	$—	$—
Interest and Other Financing Expenses
Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, increased from $255 and $454 for the three and six months ended June 30, 2024, to $2,418 and $4,524, respectively, for the three and six months ended June 30, 2025, respectively. The increase was primarily driven by our increased borrowings. Our debt outstanding increased from $91,018 as of December 31, 2024 to $141,215 as of June 30, 2025.
Base Management Fee
For the three and six months ended June 30, 2025, management fees net of waiver was $31 and $229, respectively. For the three and six months ended June 30, 2024, management fees net of waiver was $— and $—, respectively.
Incentive Fee
For the three and six months ended June 30, 2025, income-based incentive fees net of waiver was $21 and $195, respectively. For the three and six months ended June 30, 2024, income-based incentive fees net of waiver was $— and $—, respectively. For the three and six months ended June 30, 2025, capital gains incentive fees accrued to the Investment Adviser were $60 and $(59), respectively. For the three and six months ended June 30, 2024, capital gains incentive fees accrued to the Investment Adviser were $35 and $40, respectively.
Professional Fees, Administrative Service Fee and Other Expenses
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company which include costs of a financial printer utilized for certain preparation, printing and distribution services related to the offering materials.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$2	$—	$2	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$479	$279	$(476)	$320
Translation of assets and liabilities in foreign currencies	1	—	2	—
Net realized and unrealized gain (loss)	$482	$279	$(472)	$320

For the three and six months ended June 30, 2025, net change in unrealized appreciation (depreciation) on our investments of $479 and $(476), respectively was primarily driven by the net decrease of valuations of our debt and equity investments as a result of the changes in spreads in the primary and secondary markets.

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
As of June 30, 2025, we had approximately $19.8 million of cash, which taken together with our approximately $173.8 million of availability under the SMBC Facility (subject to borrowing base availability) (as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of June 30, 2025, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $87.3 million.

Unregistered Sales of Equity Securities
The following table summarizes total Units issued and proceeds received for the six months ended June 30, 2025 and June 30, 2024, respectively:

Unit Issuance Date	Class I Units Issued	Proceeds Received
For the six months ended June 30, 2025
January 01, 2025	943,938	$19,143
February 01, 2025	634,382	12,859
March 01, 2025	745,020	15,087
April 01, 2025	882,789	17,814
May 01, 2025	365,324	7,354
June 01, 2025	244,821	4,936
Total	3,816,274	$77,193
For the six months ended June 30, 2024
January 01, 2024	918,507	$18,462
February 01, 2024	366,271	7,373
March 01, 2024	487,396	9,826
April 01, 2024	583,000	11,736
May 01, 2024	524,319	10,555
June 01, 2024	997,355	20,146
Total	3,876,848	$78,098

Distribution Reinvestment
The following table summarizes our distributions declared and payable for the six months ended June 30, 2025 and June 30, 2024, respectively:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Six Months Ended June 30, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1430	$1,398
February 27, 2025	February 28, 2025	March 05, 2025	0.1429	1,492
March 25, 2025	March 31, 2025	April 03, 2025	0.1430	1,605
January 27, 2025	March 31, 2025	April 03, 2025	0.0507	569
April 25, 2025	April 30, 2025	May 05, 2025	0.1429	1,700
May 22, 2025	May 31, 2025	June 04, 2025	0.1428	1,757
June 18, 2025	June 30, 2025	July 03, 2025	0.1423	1,790
June 18, 2025	June 30, 2025	July 03, 2025	0.0505	635
Total Distributions			$0.9581	$10,946
For the Six Months Ended June 30, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1591	$490
February 27, 2024	February 29, 2024	March 05, 2024	0.1593	551
March 25, 2024	March 31, 2024	April 04, 2024	0.1596	631
April 25, 2024	April 30, 2024	May 03, 2024	0.1594	722
May 28, 2024	May 31, 2024	June 05, 2024	0.1594	809
June 25, 2024	June 30, 2024	July 03, 2024	0.1599	974
Total Distributions			$0.9567	$4,177

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

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP were as follow:

Payment Date	DRIP Units Issued	DRIP Units Value
For the six months ended June 30, 2025
January 06, 2025	25,363	$514
February 05, 2025	28,796	584
March 05, 2025	31,379	635
April 03, 2025	44,857	906
May 05, 2025	34,378	692
June 04, 2025	35,429	714
Total	200,202	$4,045
For the six months ended June 30, 2024
January 04, 2024	4,483	90
February 05, 2024	9,919	200
March 05, 2024	11,682	235
April 04, 2024	13,050	263
May 03, 2024	14,667	295
June 05, 2024	18,143	366
Total	71,944	$1,449
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
The following table further summarizes the unit repurchases completed for the six months ended June 30, 2025:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 07, 2025	5.00%	$20.18	March 31, 2025	$5,024	248,972	2.83%	—
June 07, 2025	5.00%	$20.21	June 30, 2025	1,247	61,693	0.56%	—
Total				$6,271	310,665
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.

For the six months ended June 30, 2024, units repurchased as follows.

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 05, 2024	5.00%	$20.13	March 31, 2024	$351	17,435	0.81%	—
June 08, 2024	5.00%	$20.20	June 30, 2024	$791	39,147	0.99%	—
Total				$1,142	56,582
(1)    Percentage is based on total units as of the close of the previous calendar quarter.
(2)    All repurchase requests were satisfied in full.
Debt
Our outstanding debt obligations were as follows:

	June 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility	$315,000	$141,215	$173,785	$315,000	$91,018	$223,982
For further details, see Note 6 “Debt” to our consolidated financial statements included in this Report.

RECENT DEVELOPMENTS
July Issuances and Distribution Declarations
Pursuant to our continuous private offering, we issued approximately 645,483 Units for an aggregate offering price of $13.0 million effective July 1, 2025.
On July 24, 2025, we declared a distribution in the amount of $0.1424 per unit and payable on or around August 5, 2025 to unitholders of record as of July 31, 2025.
August Issuances
Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $4.2 million effective August 1, 2025.
On July 24, 2025, our Board of Directors, or the Board, appointed Michael Occi, as a director and as our Chief Executive Officer, effective July 25, 2025, to fill the vacancy on the Board and to succeed Jeffrey Levin as our chief executive officer following Mr. Levin’s resignation.
In addition, on July 24, 2025, our Board appointed Ashwin Krishnan as our Chief Investment Officer of us and appointed Orit Mizrachi and Jeffrey Day as Co-Presidents of us, all of which were effective on July 25, 2025.
Our Adviser’s investment committee, or the Investment Committee, is currently comprised of nine individuals: David N. Miller, Michael Occi, Ashwin Krishnan, Jeffrey Day, David Kulakofsky, Henry ‘Hank’ D’Alessandro, Toby Norris, Jon Spivak and Rebecca Shaoul. Messrs. Occi, and Spivak and Ms. Shaoul were appointed members of the Investment Committee in July 2025, and biographical information for Mr. Spivak and Ms. Shaoul is as follows:
Jon Spivak is a Managing Director of Morgan Stanley and a member of the Morgan Stanley Private Credit team, where he serves on the Investment Committee and focuses on originating and underwriting investment opportunities. Mr. Spivak also serves as the Portfolio Manager on various investment vehicles. Mr. Spivak joined Morgan Stanley in 2017 and has over 16 years of relevant industry experience. Prior to joining Morgan Stanley, Mr. Spivak was a Vice President at Tree Line Capital Partners where he was responsible for the origination, execution, and portfolio management of direct lending investments across a wide range of industries. Mr. Spivak also worked at Enhanced Capital Partners, an affiliate of Tree Line, where he held a similar role and served as an Investment Manager of its Small Business Investment Company. Mr. Spivak began his career at Bank of America Merrill Lynch in the Structured Equity Finance group, investing the bank’s balance sheet in various parts of the capital structure. Mr. Spivak holds a B.A. from the University of Pennsylvania and an MBA from the University of Chicago Booth School of Business.

Rebecca Shaoul is a Managing Director of Morgan Stanley and member of the Morgan Stanley Private Credit team, where she serves on the Investment Committee and as Head of Portfolio Management for the Direct Lending strategy. Ms. Shaoul joined Morgan Stanley in 2020 and has over 15 years of relevant industry experience. Prior to joining Morgan Stanley, Ms. Shaoul was a Director at Madison Capital Funding where she oversaw the underwriting, execution and portfolio management efforts for the Healthcare vertical and previously held various underwriting and execution roles focused on generalist transactions. Prior to joining Madison Capital, Ms. Shaoul held various underwriting and portfolio management roles at Wintrust Financial Corporation. Ms. Shaoul earned a B.S. in Finance from the University of Maryland.

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

We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For further discussion and disclosure of key inputs and considerations related to this estimate, refer to “Note 5—Fair Value Measurements” included in the notes to the consolidated financial statements in Part 1, Item 1 of this Report.
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

MS Credit Partners Holdings, an indirect wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements to purchase Units up to an aggregate amount of $25,000 or such amount so that the Company is not considered to be “controlled” by Morgan Stanley or its affiliates for purposes of the Bank Holding Company Act of 1956, as amended from time to time. As of June 30, 2025, MS Credit Partners Holdings has made an aggregate capital contribution of $7,663, in exchange for 379,961 Units. MS Credit Partners Holdings has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
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

As of June 30, 2025, approximately 99.8% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2025) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$11,603	$(4,233)	$7,370
Up 200 basis points	$7,735	$(2,822)	$4,913
Up 100 basis points	$3,868	$(1,411)	$2,457
Up 25 basis points	$967	$(353)	$614
Down 25 basis points	$(967)	$353	$(614)
Down 100 basis points	$(3,868)	$1,411	$(2,457)
Down 200 basis points	$(7,735)	$2,822	$(4,913)
Down 300 basis points	$(11,603)	$4,233	$(7,370)
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements and Supplementary Data” of this Form 10-Q.

Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of the Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Annual Report on Form 10-K and under Item 1A. of our quarterly report on Form 10-Q for the quarter ended March 31, 2025, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Annual Report on Form 10-K and in our quarterly report on Form 10-Q for the quarter ended March 31, 2025 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
Refer to “Item 1, Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Annual Report on Form 10-K and our Current Report on Form 8-K filed on April 29, 2025, May 27, 2025, and June 24, 2025 for the issuance of our Units for the six months ended June 30, 2025. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
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
On May 7, 2025, we announced a quarterly tender offer that commenced on May 8, 2025 and ended at 12:01 a.m., Eastern Time, on June 7, 2025 (the “Offer”). Because there is no secondary trading market for our Units, our Board of Directors determined, after consideration of various matters, that the Offer was in the best interests of unitholders in order to provide liquidity for our unitholders. Approximately 61,693 of our Units were validly tendered and not withdrawn prior to the expiration of the Offer. The Units were repurchased at a price of $20.21 per Unit, which represents the net asset value per Unit as of June 30, 2025. The payment of the purchase price of the Units tendered was promptly made in cash issued to the unitholders whose tenders were accepted for purchase by us in accordance with the terms of the Offer.
Item 3: Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

North Haven Private Income Fund A LLC
Dated: August 12, 2025	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2025	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)