Form 10-Q
period 2025-09-30
North Haven Private Income Fund A LLC
filed 2025-11-10
CIK 1973476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

The number of the registrant’s Class I Units outstanding at November 10, 2025 was 13,827,418.

North Haven Private Income Fund A LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

North Haven Private Income Fund A LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $448,379 and $268,579)	$449,424	$269,888
Cash	13,614	29,112
Deferred financing costs	2,205	2,378
Interest and dividend receivable from non-controlled/non-affiliated investments	2,267	1,903
Receivable for investments sold/ repaid	39	17
Other assets	2,793	12
Total assets	470,342	303,310

Liabilities
Debt	185,207	91,018
Payable for investments purchased	—	4,529
Payable to affiliates (Note 3)	214	40
Distributions payable	2,656	1,459
Management fees payable	98	518
Subscriptions received in advance (Note 8)	2,641	19,143
Payable for units repurchased	3,134	6,487
Capital gains based incentive fee payable	125	182
Interest and financing costs payable	524	177
Income based incentive fees payable	92	395
Accrued expenses and other liabilities	540	636
Total liabilities	195,231	124,584

Commitments and contingencies (Note 7)

Members' Capital
Common units, par value $0.001 per unit (13,604,341 and 8,811,503 units issued and outstanding)	14	9
Paid-in capital in excess of par value	274,248	177,322
Distributable earnings (loss)	849	1,395
Total members' capital	$275,111	$178,726
Total liabilities and members' capital	$470,342	$303,310
Net asset value per unit	$20.22	$20.28

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$9,853	$5,366	$26,043	$10,272
Payment-in-kind income	124	58	436	109
Dividend income	4	—	10	—
Other income	28	217	59	363
Total investment income	10,009	5,641	26,548	10,744

Expenses:
Interest and other financing expenses	2,785	1,430	7,309	1,884
Management fees	838	423	2,232	931
Income based incentive fees	832	499	2,192	1,004
Capital gains incentive fees	3	6	(56)	46
Professional fees	371	185	1,025	608
Directors' fees	38	27	129	79
Administrative service fees	38	(6)	139	58
Organization and offering costs	—	7	—	54
General and other expenses	22	8	82	35
Total expenses	4,927	2,579	13,052	4,699
Income based incentive fee waiver (Note 3)	(740)	(499)	(1,905)	(1,004)
Expense support (Note 3)	—	—	—	(325)
Management fees waiver (Note 3)	(740)	(423)	(1,905)	(931)
Net expenses	3,447	1,657	9,242	2,439
Net investment income (loss)	6,562	3,984	17,306	8,305
Net investment income (loss) after taxes	6,562	3,984	17,306	8,305

Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	—	7	2	7
Foreign currency and other transactions	1	—	1	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	22	42	(454)	362
Translation of assets and liabilities in foreign currencies	(1)	—	1	—
Net realized and unrealized gain (loss)	$22	$49	$(450)	$369
Net increase (decrease) in members' capital resulting from operations	$6,584	$4,033	$16,856	$8,674

Net investment income (loss) per unit (basic and diluted)	$0.49	$0.58	$1.43	$1.60
Earnings (loss) per unit (basic and diluted)	$0.49	$0.59	$1.40	$1.67
Weighted average units outstanding:	13,467,787	6,860,089	12,077,276	5,201,659

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(In thousands, except per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Members' Capital at beginning of period:	$253,019	$122,240	$178,726	$43,368
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	6,562	3,984	17,306	8,305
Net realized gain (loss)	1	7	3	7
Net change in unrealized appreciation (depreciation)	21	42	(453)	362
Net increase (decrease) in members’ capital resulting from operations	6,584	4,033	16,856	8,674
Distributions to Unitholders from:
Distributable earnings	(6,456)	(3,302)	(17,402)	(7,478)
Capital transactions:
Issuance of units	22,562	23,634	99,755	101,733
Reinvestment of distributions	2,536	1,291	6,581	2,741
Repurchased units	(3,134)	(5,824)	(9,405)	(6,966)
Net increase in members' capital resulting from capital transactions	21,964	19,101	96,931	97,508
Total increase (decrease) in members' capital	$22,092	19,832	96,385	98,704
Members' capital at end of period	$275,111	$142,072	$275,111	$142,072
Distributions per unit	$0.48	$0.48	$1.44	$1.44

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$16,856	$8,674
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	454	(362)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(1)	—
Net realized (gain) loss on investments	(2)	(7)
Net realized (gain) loss on foreign currency and other transactions	(1)	—
Net accretion of discount and amortization of premium on investments	(478)	(328)
Payment-in-kind interest and dividend capitalized	(401)	(105)
Amortization of deferred financing costs	439	254
Amortization of deferred offering costs	—	65
Purchases of investments and change in payable for investments purchased	(205,170)	(176,918)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	21,700	12,435
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(364)	(1,519)
(Increase) decrease in deferred financing costs	(267)	—
(Increase) decrease in other assets	(2,781)	83
(Decrease) increase in payable to affiliates	174	(759)
(Decrease) increase in management fees payable	(420)	—
(Decrease) increase in incentive fees payable	(360)	46
(Decrease) increase in interest payable	347	58
(Decrease) increase in accrued expenses and other liabilities	(96)	228
Net cash provided by (used in) operating activities	(170,371)	(158,155)

Cash flows from financing activities:
Borrowings on debt	$171,000	$110,000
Repayments on debt	(77,000)	(46,600)
Distributions paid in cash	(9,624)	(3,912)
Proceeds from issuance of Units	80,612	83,271
Subscriptions received in advance	2,641	14,582
Repurchases of Units	(12,758)	(1,142)
Deferred financing costs paid	—	(1,558)
Net cash provided by (used in) financing activities	154,871	154,641
Net increase (decrease) in cash	(15,500)	(3,514)
Effect of foreign exchange rate changes on cash	2	—
Cash at beginning of period	29,112	21,310
Cash at end of period	$13,614	$17,796

Supplemental information and non-cash activities:
Excise tax paid	$—	$7
Interest expense paid	$6,524	$1,322
Distribution reinvestment	$6,581	$2,741
Distributions payable	$2,656	$1,169
Accrued but unpaid repurchases of common units	$3,134	$5,824

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
Mantech International CP	(6) (8)	First Lien Debt	S +	5.00%	9.31%	09/14/2029	1,888	1,888	1,888	0.69%
Mantech International CP	(6) (8) (13)	First Lien Debt	S +	5.00%	9.31%	09/14/2028	—	—	—	—
Mantech International CP	(6) (8) (13)	First Lien Debt	S +	5.00%	9.31%	09/14/2029	—	—	—	—
								1,888	1,888	0.69
Automobile Components
LTI Holdings, Inc.		First Lien Debt	S +	3.75%	7.91%	07/29/2029	990	996	998	0.36
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.89%	08/05/2028	165	162	157	0.06
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.89%	08/05/2028	749	738	715	0.26
Sonny's Enterprises, LLC	(6) (7) (13)	First Lien Debt	S +	5.50%	9.89%	08/05/2027	58	57	52	0.02
								1,953	1,922	0.70
Automobiles
COP Collisionright Parent, LLC	(6) (7)	First Lien Debt	S +	4.75%	9.06%	01/29/2030	1,671	1,650	1,662	0.60
COP Collisionright Parent, LLC	(6) (7) (13)	First Lien Debt	S +	4.75%	9.06%	01/29/2030	36	33	35	0.01
COP Collisionright Parent, LLC	(6) (7) (13)	First Lien Debt	S +	4.75%	9.06%	01/29/2030	816	789	794	0.29
Drivecentric Holdings, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.63%	08/15/2031	7,662	7,591	7,630	2.77
Drivecentric Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.63%	08/15/2031	—	(16)	(16)	(0.01)
Drivecentric Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.63%	08/15/2031	—	(5)	—	—
Turbo Buyer, Inc.	(6) (7)	First Lien Debt	S +	6.00%	10.15%	06/02/2026	748	744	744	0.27
Turbo Buyer, Inc.	(6) (7)	First Lien Debt	S +	6.00%	10.15%	06/02/2026	1,051	1,048	1,045	0.38
Vehlo Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.16%	05/24/2028	350	348	350	0.13
Vehlo Purchaser, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.16%	05/24/2028	2,635	2,607	2,635	0.96
Vehlo Purchaser, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.16%	05/24/2028	—	—	—
								14,789	14,879	5.41
Beverages
Vamos Bidco, Inc.	(6) (9)	First Lien Debt	S +	4.75%	8.75%	01/30/2032	2,693	2,668	2,686	0.98
Vamos Bidco, Inc.	(6) (9) (13)	First Lien Debt	S +	4.75%	8.75%	01/30/2032	—	(5)	(3)	—
Vamos Bidco, Inc.	(6) (9) (13)	First Lien Debt	S +	4.75%	8.75%	01/30/2032	112	109	112	0.04
								2,772	2,795	1.02
Building Products
Project Potter Buyer, LLC	(6) (7)	First Lien Debt	S +	5.25%	9.25%	04/23/2027	7,410	7,407	7,410	2.69
Project Potter Buyer, LLC	(6) (7) (13)	First Lien Debt	S +	5.25%	9.25%	04/23/2027	—	—	—	—
								7,407	7,410	2.69
Chemicals
Tank Holding Corp.	(8)	First Lien Debt	S +	6.00%	10.04%	03/31/2028	2,768	2,713	2,611	0.95
Tank Holding Corp.	(8)	First Lien Debt	S +	6.00%	10.04%	03/31/2028	232	228	219	0.08
								2,941	2,830	1.03
Commercial Services & Supplies
Belfor Holdings, Inc.	(9)	First Lien Debt	S +	2.75%	6.91%	11/01/2030	930	938	933	0.34
Consor Intermediate II, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.75%	05/12/2031	1,028	1,020	1,028	0.37
Consor Intermediate II, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.75%	05/12/2031	—	(2)	—	—
Consor Intermediate II, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.75%	05/12/2031	—	(1)	—	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
CRCI Longhorn Holdings, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.91%	08/27/2031	2,802	2,778	2,802	1.02
CRCI Longhorn Holdings, Inc.	(6) (8) (13)	First Lien Debt	S +	4.75%	8.91%	08/27/2031	—	(4)	—	—
CRCI Longhorn Holdings, Inc.	(6) (8) (13)	First Lien Debt	S +	4.75%	8.91%	08/27/2031	—	(3)	—	—
Firebird Acquisition Corp, Inc.	(6) (8)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.31%	02/02/2032	3,439	3,423	3,439	1.25
Firebird Acquisition Corp, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.31%	02/02/2032	309	304	309	0.11
Firebird Acquisition Corp, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.31%	02/02/2032	—	(3)	—	—
Helios Service Partners, LLC	(6) (7)	First Lien Debt	S +	5.00%	9.26%	03/19/2027	240	237	239	0.09
Helios Service Partners, LLC	(6) (7) (13)	First Lien Debt	S +	5.00%	9.26%	03/19/2027	10	10	10	—
Helios Service Partners, LLC	(6) (7) (13)	First Lien Debt	S +	5.00%	9.26%	03/19/2027	767	756	765	0.28
Hercules Borrower, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.75%	12/15/2028	2,530	2,515	2,530	0.92
HSI Halo Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.00%	06/30/2031	7,394	7,330	7,365	2.68
HSI Halo Acquisition, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.00%	06/28/2030	—	—	—	—
HSI Halo Acquisition, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.00%	06/30/2031	45	44	45	0.02
Iris Buyer, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	9.56%	10/02/2030	129	127	129	0.05
Iris Buyer, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	9.56%	10/02/2030	1,371	1,342	1,368	0.50
Iris Buyer, LLC	(6) (7) (10) (13)	First Lien Debt	S +	5.25%	9.56%	10/02/2029	40	36	39	0.01
Pye-Barker Fire & Safety, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.50%	05/26/2031	1,755	1,755	1,751	0.64
Pye-Barker Fire & Safety, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.50%	05/24/2030	30	28	30	0.01
Pye-Barker Fire & Safety, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.50%	05/26/2031	382	378	381	0.14
Railpros Parent, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.70%	05/24/2032	4,789	4,743	4,742	1.72
Railpros Parent, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.70%	05/24/2032	—	(7)	(15)	(0.01)
Railpros Parent, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.70%	05/24/2032	—	(7)	(7)	—
Routeware, Inc.	(6) (7)	First Lien Debt	S +	5.25%	9.28%	09/18/2031	3,182	3,153	3,172	1.15
Routeware, Inc.	(6) (7) (13)	First Lien Debt	S +	5.25%	9.28%	09/18/2031	68	65	67	0.02
Routeware, Inc.	(6) (7) (13)	First Lien Debt	S +	5.25%	9.28%	09/18/2031	91	84	86	0.03
Tamarack Intermediate, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.15%	03/12/2029	2,229	2,224	2,223	0.81
Tamarack Intermediate, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.15%	03/12/2029	—	(2)	(2)	—
Tamarack Intermediate, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.15%	03/12/2029	746	730	730	0.27
Transit Technologies, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.82%	08/20/2031	3,770	3,736	3,758	1.37
Transit Technologies, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	8.82%	08/20/2030	—	(4)	—	—
Transit Technologies, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	8.82%	08/20/2031	283	277	282	0.10
Vensure Employer Services, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.04%	09/29/2031	2,319	2,300	2,319	0.84
Vensure Employer Services, Inc.	(6) (9) (13)	First Lien Debt	S +	4.75%	9.04%	09/29/2031	—	(2)	—	—
VRC Companies, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.59%	06/29/2027	249	247	249	0.09
VRC Companies, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.59%	06/29/2027	6,644	6,637	6,644	2.42
VRC Companies, LLC	(6) (7) (13)	First Lien Debt	S +	5.50%	9.59%	06/29/2027	—	—	—	—
								47,182	47,411	17.23
Construction & Engineering
Arcoro Holdings Corp.	(6) (7)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	3,206	3,179	3,151	1.15
Arcoro Holdings Corp.	(6) (7) (13)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	—	(4)	(5)	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
LJ Avalon Holdings, LLC	(6) (7)	First Lien Debt	S +	4.75%	8.77%	02/01/2030	775	768	768	0.28
LJ Avalon Holdings, LLC	(6) (7)	First Lien Debt	S +	4.75%	8.77%	02/01/2030	1,268	1,268	1,268	0.46
LJ Avalon Holdings, LLC	(6) (7) (13)	First Lien Debt	S +	4.75%	8.77%	02/01/2029	—	(3)	—	—
Superman Holdings, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.50%	08/29/2031	4,737	4,725	4,737	1.72
Superman Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.50%	08/29/2031	—	(2)	—	—
Superman Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.50%	08/29/2031	555	551	555	0.20
								10,482	10,474	3.81
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.81%	02/03/2031	5,925	5,903	5,925	2.15
PDI TA Holdings, Inc.	(6) (8) (13)	First Lien Debt	S +	5.50%	9.81%	02/03/2031	91	89	91	0.03
								5,992	6,016	2.19
Containers & Packaging
BP Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.80%	12/11/2028	1,956	1,938	1,656	0.60
Proampac PG Borrower, LLC		First Lien Debt	S +	4.00%	8.26%	09/15/2028	493	495	494	0.18
								2,433	2,150	0.78
Distributors
Bradyplus Holdings, LLC	(6) (7)	First Lien Debt	S +	5.00%	9.31%	10/31/2029	1,775	1,749	1,775	0.65
Bradyplus Holdings, LLC	(6) (7) (13)	First Lien Debt	S +	5.00%	9.31%	10/31/2029	17	16	17	0.01
								1,765	1,792	0.65
Diversified Consumer Services
Any Hour, LLC	(6)	Other Debt		13.00% PIK	13.00%	05/23/2031	702	692	680	0.25
Any Hour, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.25%	05/23/2030	2,343	2,314	2,307	0.84
Any Hour, LLC	(6) (9) (13)	First Lien Debt	S +	5.25%	9.25%	05/23/2030	66	62	56	0.02
Any Hour, LLC	(6) (9) (13)	First Lien Debt	S +	5.25%	9.25%	05/23/2030	208	204	203	0.07
DA Blocker Corp.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.75%	02/10/2032	2,116	2,096	2,111	0.77
DA Blocker Corp.	(6) (8) (10) (13)	First Lien Debt	S +	4.75%	8.75%	02/10/2032	—	(3)	(2)	—
DA Blocker Corp.	(6) (8) (10) (13)	First Lien Debt	S +	4.75%	8.75%	02/10/2032	—	(2)	(1)	—
Eclipse Buyer, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.68%	09/08/2031	943	935	943	0.34
Eclipse Buyer, Inc.	(6) (9) (13)	First Lien Debt	S +	4.50%	8.68%	09/08/2031	—	(1)	—	—
Eclipse Buyer, Inc.	(6) (9) (13)	First Lien Debt	S +	4.50%	8.68%	09/08/2031	—	(1)	—	—
Essential Services Holding Corporation	(6) (8)	First Lien Debt	S +	5.00%	9.32%	06/17/2031	9,850	9,765	9,805	3.56
Essential Services Holding Corporation	(6) (8) (13)	First Lien Debt	S +	5.00%	9.32%	06/17/2030	12	11	11	—
Essential Services Holding Corporation	(6) (8) (13)	First Lien Debt	S +	5.00%	9.32%	06/17/2031	—	—	—	—
EVDR Purchaser, Inc.	(6) (8)	First Lien Debt	S +	5.25%	9.41%	02/14/2031	2,028	1,995	2,028	0.74
EVDR Purchaser, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25%	9.41%	02/14/2031	—	(5)	—	—
EVDR Purchaser, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25%	9.41%	02/14/2031	—	(5)	—	—
GarageCo Intermediate II, LLC	(6) (8)	First Lien Debt	S +	4.25%	8.25%	08/02/2032	773	765	765	0.28
GarageCo Intermediate II, LLC	(6) (8) (13)	First Lien Debt	S +	4.25%	8.25%	07/30/2032	—	(3)	(3)	—
GarageCo Intermediate II, LLC	(6) (8) (13)	First Lien Debt	S +	4.25%	8.25%	08/02/2032	—	(6)	(6)	—
Kodiak Buyer, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.50%	07/26/2032	1,534	1,519	1,519	0.55
Kodiak Buyer, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.50%	07/23/2032	—	(4)	(4)	—
Kodiak Buyer, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.50%	07/26/2032	—	(3)	(3)	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
LHS Borrower, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.41%	09/04/2031	3,850	3,793	3,793	1.38
LHS Borrower, LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	9.41%	09/04/2031	—	(4)	(4)	—
Vertex Service Partners, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.00%	11/08/2030	309	303	303	0.11
Vertex Service Partners, LLC	(6) (8) (13)	First Lien Debt	S +	6.00%	10.00%	11/08/2030	65	64	64	0.02
Vertex Service Partners, LLC	(6) (8) (13)	First Lien Debt	S +	6.00%	10.00%	11/08/2030	792	774	760	0.28
								25,255	25,325	9.21
Electric Utilities
Kohler Energy Co, LLC		First Lien Debt	S +	3.75%	7.75%	05/01/2031	918	929	919	0.33
Electrical Equipment
Accel International Holdings, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.81%	04/26/2032	2,514	2,501	2,514	0.91
Accel International Holdings, Inc.	(6) (9) (13)	First Lien Debt	S +	4.50%	8.81%	04/26/2032	—	(2)	—	—
Spark Buyer, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.44%	10/15/2031	775	765	748	0.27
Spark Buyer, LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	9.44%	10/15/2031	—	(2)	(11)	—
Spark Buyer, LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	9.44%	10/15/2031	53	51	48	0.02
								3,313	3,299	1.20
Electronic Equipment, Instruments & Components
Chamberlain Group, Inc.		First Lien Debt	S +	3.00%	7.16%	09/08/2032	990	994	990	0.36
Magneto Components Buyco, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.00%	12/05/2030	2,583	2,533	2,583	0.94
Magneto Components Buyco, LLC	(6) (8) (13)	First Lien Debt	S +	6.00%	10.00%	12/05/2029	—	(7)	—	—
NDT Global Holding, Inc.	(6) (9) (10)	First Lien Debt	S +	4.50%	8.65%	06/04/2032	3,750	3,714	3,712	1.35
NDT Global Holding, Inc.	(6) (9) (10) (13)	First Lien Debt	S +	4.50%	8.65%	06/04/2032	—	(8)	(8)	—
NDT Global Holding, Inc.	(6) (9) (10) (13)	First Lien Debt	S +	4.50%	8.65%	06/04/2032	733	722	717	0.26
NSI Holdings, Inc.	(6) (13)	First Lien Debt	P +	3.75%	11.00%	11/17/2031	21	14	21	0.01
NSI Holdings, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.91%	11/17/2031	4,388	4,348	4,388	1.59
NSI Holdings, Inc.	(6) (8) (13)	First Lien Debt	S +	4.75%	8.91%	11/17/2031	—	(3)	—	—
								12,307	12,403	4.51
Financial Services
BCTO Bluebill Midco, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.81%	07/30/2032	4,889	4,841	4,841	1.76
BCTO Bluebill Midco, Inc.	(6) (8) (13)	First Lien Debt	S +	4.50%	8.81%	07/30/2032	—	(6)	(6)	—
Cliffwater, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.31%	04/22/2032	5,453	5,401	5,398	1.96
Cliffwater, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.31%	04/22/2032	—	(5)	(5)	—
MAI Capital Management Intermediate, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.75%	08/29/2031	1,544	1,530	1,529	0.56
MAI Capital Management Intermediate, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	8.75%	08/29/2031	73	70	69	0.03
MAI Capital Management Intermediate, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	8.75%	08/29/2031	478	469	462	0.17
PMA Parent Holdings, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.75%	01/31/2031	3,028	2,991	3,006	1.09
PMA Parent Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	8.75%	01/31/2031	—	(3)	(2)	—
RFS Opco, LLC	(6) (9)	First Lien Debt	S +	4.75%	8.75%	04/04/2031	1,485	1,486	1,485	0.54
RFS Opco, LLC	(6) (9) (13)	First Lien Debt	S +	3.50%	7.66%	04/04/2029	1,010	1,000	1,010	0.37
Trintech, Inc.	(6) (7)	First Lien Debt	S +	5.50%	9.66%	07/25/2029	1,825	1,786	1,815	0.66
Trintech, Inc.	(6) (7) (13)	First Lien Debt	S +	5.50%	9.66%	07/25/2029	41	38	40	0.01
								19,598	19,642	7.14

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Ground Transportation
SV Newco 2, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.75%	06/02/2031	1,594	1,586	1,586	0.58
SV Newco 2, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.75%	06/02/2031	3,966	3,947	3,955	1.44
SV Newco 2, Inc.	(6) (8) (10) (13)	First Lien Debt	S +	4.75%	8.75%	06/02/2031	—	(7)	(2)	—
SV Newco 2, Inc.	(6) (8) (10) (13)	First Lien Debt	S +	4.75%	8.75%	06/02/2031	934	910	920	0.33
								6,436	6,459	2.35
Health Care Equipment & Supplies
Journey Personal Care Corp.	(8)	First Lien Debt	S +	3.75%	7.91%	03/01/2028	987	990	978	0.36
Medline Borrower, LP	(9)	First Lien Debt	S +	2.00%	6.16%	10/23/2030	985	990	984	0.36
Tidi Legacy Products, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.66%	12/19/2029	4,330	4,310	4,330	1.57
Tidi Legacy Products, Inc.	(6) (7) (13)	First Lien Debt	S +	4.50%	8.66%	12/19/2029	—	(4)	—	—
Tidi Legacy Products, Inc.	(6) (7) (13)	First Lien Debt	S +	4.50%	8.66%	12/19/2029	—	(3)	—	—
YI, LLC	(6) (7)	First Lien Debt	S +	5.75%	9.90%	12/03/2029	1,681	1,656	1,681	0.61
YI, LLC	(6) (7) (13)	First Lien Debt	S +	5.75%	9.90%	12/03/2029	—	(4)	—	—
								7,935	7,973	2.90
Health Care Providers & Services
DCA Investment Holdings, LLC	(6) (8)	First Lien Debt	S +	6.50%	10.44%	04/03/2028	2,028	2,008	1,907	0.69
Gateway US Holdings, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.75%	09/22/2028	423	419	421	0.15
Gateway US Holdings, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.75%	09/22/2028	1,404	1,386	1,397	0.51
Gateway US Holdings, Inc.	(6) (8) (10) (13)	First Lien Debt	S +	4.75%	8.75%	09/22/2028	—	(1)	—	—
iCIMS, Inc.	(6) (8)	First Lien Debt	S +	5.75%	10.53%	08/18/2028	949	944	941	0.34
iCIMS, Inc.	(6) (8) (13)	First Lien Debt	S +	5.75%	10.53%	08/18/2028	24	23	23	0.01
Imagine 360, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.75%	10/02/2028	3,217	3,193	3,217	1.17
Imagine 360, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	8.75%	10/02/2028	—	(2)	—	—
Imagine 360, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	8.75%	10/02/2028	—	(2)	—	—
Invictus Buyer, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.50%	06/03/2031	1,604	1,590	1,604	0.58
Invictus Buyer, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.50%	06/03/2031	—	(3)	—	—
Invictus Buyer, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.50%	06/03/2031	—	(2)	—	—
Merative LP	(6) (8)	First Lien Debt	S +	4.75%	8.75%	09/30/2032	8,235	8,194	8,194	2.98
Merative LP	(6) (8) (13)	First Lien Debt	S +	4.75%	8.75%	09/30/2032	—	(4)	(4)	—
Merative LP	(6) (8) (13)	First Lien Debt	S +	4.75%	8.75%	09/30/2032	—	(2)	(2)	—
mPulse Mobile, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.75%	08/26/2032	4,846	4,798	4,798	1.74
mPulse Mobile, Inc.	(6) (8) (13)	First Lien Debt	S +	4.75%	8.75%	08/26/2032	—	(7)	(7)	—
mPulse Mobile, Inc.	(6) (8) (13)	First Lien Debt	S +	4.75%	8.75%	08/26/2032	—	(2)	(2)	—
PPV Intermediate Holdings, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.20%	08/31/2029	663	659	663	0.24
								23,189	23,150	8.41
Health Care Technology
Athenahealth, Inc.	(9)	First Lien Debt	S +	2.75%	6.91%	02/15/2029	987	987	985	0.36
Cotiviti Corporation		First Lien Debt	S +	2.75%	7.03%	05/01/2031	985	989	967	0.35
Hyland Software, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.16%	09/19/2030	2,810	2,781	2,810	1.02
Hyland Software, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.16%	09/19/2029	—	(1)	—	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Imprivata, Inc.		First Lien Debt	S +	3.00%	7.00%	12/01/2027	494	497	495	0.18
								5,253	5,257	1.91
Household Products
Kronos Acquisition Holdings, Inc.		First Lien Debt	S +	4.00%	8.00%	07/08/2031	987	984	724	0.26
Industrial Conglomerates
Aptean, Inc.	(6) (13)	First Lien Debt	P +	3.75%	11.00%	01/30/2031	24	23	24	0.01
Aptean, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.89%	01/30/2031	4,211	4,189	4,211	1.53
Aptean, Inc.	(6) (8) (13)	First Lien Debt	S +	4.75%	8.89%	01/30/2031	—	(3)	—	—
Raptor Merger Sub Debt, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.50%	04/01/2029	3,392	3,392	3,392	1.23
Raptor Merger Sub Debt, LLC	(6) (8) (13)	First Lien Debt	S +	5.50%	9.50%	04/01/2029	20	20	20	0.01
Raptor Merger Sub Debt, LLC	(6) (8) (13)	First Lien Debt	S +	5.50%	9.50%	04/01/2029	147	147	147	0.05
								7,768	7,794	2.83
Insurance Services
Alliant Holdings Intermediate, LLC		First Lien Debt	S +	2.50%	6.67%	09/19/2031	988	993	985	0.36
Amerilife Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.17%	08/31/2029	4,304	4,295	4,304	1.56
Amerilife Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.17%	08/31/2028	54	53	54	0.02
Amerilife Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.17%	08/31/2029	—	(1)	—	—
Foundation Risk Partners Corp.	(6) (8) (13)	First Lien Debt	S +	4.75%	8.75%	10/29/2029	—	(1)	—	—
Foundation Risk Partners Corp.	(6) (8) (13)	First Lien Debt	S +	4.75%	8.75%	10/29/2030	100	95	100	0.04
Galway Borrower, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.50%	09/29/2028	365	361	365	0.13
Galway Borrower, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.50%	09/29/2028	606	602	606	0.22
Higginbotham Insurance Agency, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.67%	11/24/2028	4,735	4,726	4,735	1.72
Higginbotham Insurance Agency, Inc.	(6) (7) (13)	First Lien Debt	S +	4.50%	8.67%	11/24/2028	541	536	541	0.20
High Street Buyer, Inc.	(6) (8)	First Lien Debt	S +	5.25%	8.50%	04/14/2028	903	889	903	0.33
HUB International Limited	(8)	First Lien Debt	S +	2.25%	6.58%	06/20/2030	421	424	422	0.15
Inszone Mid, LLC	(6) (7)	First Lien Debt	S +	5.25%	9.25%	11/30/2029	923	909	921	0.33
Inszone Mid, LLC	(6) (7)	First Lien Debt	S +	5.25%	9.25%	11/30/2029	929	915	927	0.34
Inszone Mid, LLC	(6) (7) (13)	First Lien Debt	S +	5.25%	9.25%	11/30/2029	—	(2)	—	—
Integrity Marketing Acquisition, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.20%	08/25/2028	4,902	4,902	4,902	1.78
Integrity Marketing Acquisition, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.20%	08/25/2028	—	—	—	—
Patriot Growth Insurance Services, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.15%	10/16/2028	6,752	6,744	6,752	2.45
USI, Inc.		First Lien Debt	S +	2.25%	6.25%	09/29/2030	985	989	983	0.36
World Insurance Associates, LLC	(6) (7)	First Lien Debt	S +	5.00%	9.00%	04/03/2030	6,432	6,408	6,432	2.34
								33,837	33,932	12.33
Interactive Media & Services
FMG Suite Holdings, LLC	(6)	First Lien Debt	S +	4.75%	8.91%	09/09/2032	3,491	3,456	3,456	1.26
FMG Suite Holdings, LLC	(6) (13)	First Lien Debt	S +	4.75%	8.91%	09/09/2032	—	(5)	(5)	—
FMG Suite Holdings, LLC	(6) (13)	First Lien Debt	S +	4.75%	8.91%	09/09/2032	—	(5)	(5)	—
								3,446	3,446	1.25
IT Services
Apollo Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.16%	12/30/2031	4,572	4,529	4,572	1.66
Apollo Acquisition, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.16%	12/30/2030	—	(8)	—	—
Apollo Acquisition, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.16%	12/30/2031	1,417	1,395	1,417	0.52
Asurion, LLC		First Lien Debt	S +	4.25%	8.41%	09/19/2030	987	983	983	0.36

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Catalis Intermediate, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.65%	08/04/2027	677	677	666	0.24
Catalis Intermediate, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.65%	08/04/2027	2,057	2,057	2,025	0.74
Catalis Intermediate, Inc.	(6) (8) (13)	First Lien Debt	S +	5.50%	9.65%	08/04/2027	57	57	54	0.02
GI DI Cornfield Acquisition, LLC	(6)	First Lien Debt	S +	4.50%	8.76%	03/09/2028	2,000	1,990	1,986	0.72
GI DI Cornfield Acquisition, LLC	(6)	First Lien Debt	S +	4.50%	8.76%	03/09/2028	3,880	3,840	3,854	1.40
Ridge Trail US Bidco, Inc.	(6) (7) (10) (13)	First Lien Debt	S +	4.50%	8.37%	09/30/2031	—	(8)	—	—
Ridge Trail US Bidco, Inc.	(6) (8) (10)	First Lien Debt	S +	4.50%	8.37%	09/30/2031	4,888	4,843	4,888	1.78
Ridge Trail US Bidco, Inc.	(6) (8) (10) (13)	First Lien Debt	S +	4.50%	8.37%	03/31/2031	106	101	106	0.04
Sedgwick Claims Management Services, Inc.		First Lien Debt	S +	2.50%	6.66%	07/31/2031	988	993	986	0.36
Thrive Buyer, Inc. (Thrive Networks)	(6) (8)	First Lien Debt	S +	4.75%	8.75%	02/02/2032	5,412	5,361	5,398	1.96
Thrive Buyer, Inc. (Thrive Networks)	(6) (8) (13)	First Lien Debt	S +	4.75%	8.75%	02/02/2032	75	69	74	0.03
Thrive Buyer, Inc. (Thrive Networks)	(6) (8) (13)	First Lien Debt	S +	4.75%	8.75%	02/02/2032	800	788	795	0.29
								27,667	27,804	10.11
Leisure Products
Recess Holdings, Inc.	(7)	First Lien Debt	S +	3.75%	8.07%	02/20/2030	988	997	990	0.36
Life Sciences Tools & Services
Model N, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.75%	06/27/2031	6,780	6,721	6,780	2.46
Model N, Inc.	(6) (8) (13)	First Lien Debt	S +	4.75%	8.75%	06/27/2031	—	(1)	—	—
Model N, Inc.	(6) (8) (13)	First Lien Debt	S +	4.75%	8.75%	06/27/2031	—	—	—	—
								6,720	6,780	2.46
Machinery
AI Aqua Merger Sub, Inc.	(9)	First Lien Debt	S +	3.00%	7.28%	07/31/2028	495	497	496	0.18
Chase Intermediate, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	9.06%	10/30/2028	10	9	9	—
Chase Intermediate, LLC	(6) (8) (13)	First Lien Debt	S +	4.75%	9.06%	10/30/2028	705	696	696	0.25
CPM Holdings, Inc.	(9)	First Lien Debt	S +	4.50%	8.78%	09/28/2028	492	493	491	0.18
Engineered Machinery Holdings, Inc.	(8)	First Lien Debt	S +	3.50%	7.76%	05/19/2028	987	991	992	0.36
Icebox Holdco III, Inc.	(9)	First Lien Debt	S +	3.25%	7.25%	12/22/2031	495	500	497	0.18
TK Elevator US Newco, Inc.	(9)	First Lien Debt	S +	3.00%	7.20%	04/30/2030	988	995	990	0.36
								4,181	4,171	1.52
Media
Aragorn Parent Corporation		First Lien Debt	S +	3.50%	7.66%	12/15/2028	992	1,001	997	0.36
Multi-Utilities
AWP Group Holdings, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.66%	12/23/2030	1,002	984	1,002	0.36
AWP Group Holdings, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.66%	12/23/2030	1,853	1,831	1,853	0.67
AWP Group Holdings, Inc.	(6) (7) (13)	First Lien Debt	S +	4.50%	8.66%	12/23/2030	95	92	95	0.03
								2,907	2,950	1.07
Pharmaceuticals
Real Chemistry Intermediate III, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.50%	04/12/2032	2,115	2,105	2,104	0.76
Real Chemistry Intermediate III, Inc.	(6) (9) (13)	First Lien Debt	S +	4.50%	8.50%	04/12/2032	—	(2)	(2)	—
Real Chemistry Intermediate III, Inc.	(6) (9) (13)	First Lien Debt	S +	4.50%	8.50%	04/12/2032	362	359	357	0.13
								2,462	2,459	0.89
Professional Services

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Accordion Partners, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.00%	11/17/2031	5,840	5,787	5,840	2.12
Accordion Partners, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.00%	11/17/2031	—	(6)	—	—
Accordion Partners, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.00%	11/17/2031	156	152	156	0.06
Ascend Partner Services, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	1,945	1,928	1,945	0.71
Ascend Partner Services, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	—	(6)	—	—
Ascend Partner Services, LLC	(6) (8) (13)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	2,749	2,718	2,744	1.00
Bridgepointe Technologies, LLC	(6) (7) (13)	First Lien Debt	S +	5.00%	9.00%	12/31/2027	895	868	868	0.32
Bullhorn, Inc.	(6) (7)	First Lien Debt	S +	5.00%	9.16%	10/01/2029	1,047	1,040	1,047	0.38
Bullhorn, Inc.	(6) (7) (13)	First Lien Debt	S +	5.00%	9.16%	10/01/2029	10	9	10	—
Bullhorn, Inc.	(6) (7) (13)	First Lien Debt	S +	5.00%	9.16%	10/01/2029	424	422	424	0.15
Carr, Riggs and Ingram Capital, LLC	(6) (9)	First Lien Debt	S +	4.25%	8.25%	11/18/2031	3,433	3,402	3,424	1.24
Carr, Riggs and Ingram Capital, LLC	(6) (9) (13)	First Lien Debt	S +	4.25%	8.25%	11/18/2031	—	(7)	(2)	—
Carr, Riggs and Ingram Capital, LLC	(6) (9) (13)	First Lien Debt	S +	4.25%	8.25%	11/18/2031	369	361	365	0.13
Crisis Prevention Institute, Inc.	(9)	First Lien Debt	S +	4.00%	8.00%	04/09/2031	993	988	985	0.36
Deerfield Dakota Holding, LLC	(6) (8)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.81%	09/13/2032	12,799	12,672	12,672	4.61
Deerfield Dakota Holding, LLC	(6) (8) (13)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.81%	09/13/2032	—	(12)	(12)	—
GPS Merger Sub, LLC	(6) (7)	First Lien Debt	S +	5.25%	9.41%	10/02/2029	1,274	1,255	1,274	0.46
GPS Merger Sub, LLC	(6) (7) (13)	First Lien Debt	S +	5.25%	9.41%	10/02/2029	—	(4)	—	—
GPS Merger Sub, LLC	(6) (7) (13)	First Lien Debt	S +	5.25%	9.41%	10/02/2029	—	(2)	—	—
IG Investment Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.31%	09/22/2028	4,460	4,425	4,438	1.61
IG Investment Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.31%	09/22/2028	—	(4)	(3)	—
KENG Acquisition, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.81%	08/01/2029	284	279	281	0.10
KENG Acquisition, Inc.	(6) (7) (13)	First Lien Debt	S +	4.50%	8.81%	08/01/2029	—	(1)	(1)	—
KENG Acquisition, Inc.	(6) (7) (13)	First Lien Debt	S +	4.50%	8.81%	08/01/2029	135	132	133	0.05
UHY Advisors, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.95%	11/21/2031	2,197	2,177	2,197	0.80
UHY Advisors, Inc.	(6) (8) (13)	First Lien Debt	S +	4.75%	8.95%	11/21/2031	45	40	45	0.02
UHY Advisors, Inc.	(6) (8) (13)	First Lien Debt	S +	4.75%	8.95%	11/21/2031	139	129	139	0.05
Verdantas, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.25%	05/06/2031	115	113	115	0.04
Verdantas, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.25%	05/06/2031	5,096	5,062	5,089	1.85
Verdantas, LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	9.25%	05/06/2030	140	137	140	0.05
								44,054	44,313	16.11
Real Estate Management & Development
Associations, Inc.	(6) (7)	First Lien Debt	S +	6.50%	11.08%	07/03/2028	865	864	865	0.31
Associations, Inc.	(6) (7) (13)	First Lien Debt	S +	6.50%	11.08%	07/03/2028	—	—	—	—
Associations, Inc.	(6) (7) (13)	First Lien Debt	S +	6.50%	11.08%	07/03/2028	26	26	26	0.01
Inhabitiq, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.66%	01/12/2032	4,123	4,104	4,123	1.50
Inhabitiq, Inc.	(6) (8) (13)	First Lien Debt	S +	4.50%	8.66%	01/12/2032	—	(3)	—	—
Inhabitiq, Inc.	(6) (8) (13)	First Lien Debt	S +	4.50%	8.66%	01/12/2032	—	(3)	—	—
MRI Software, LLC	(6) (7)	First Lien Debt	S +	4.75%	8.75%	02/10/2028	5,749	5,758	5,742	2.09
MRI Software, LLC	(6) (7) (13)	First Lien Debt	S +	4.75%	8.75%	02/10/2028	38	33	33	0.01
MRI Software, LLC	(6) (7) (13)	First Lien Debt	S +	4.75%	8.75%	02/10/2028	18	16	17	0.01
								10,795	10,806	3.93

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Software
Apryse Software Corp.	(6) (9)	First Lien Debt	S +	4.75%	8.75%	06/28/2032	6,003	5,944	5,965	2.17
Apryse Software Corp.	(6) (9) (13)	First Lien Debt	S +	4.75%	8.75%	06/28/2032	—	(5)	(3)	—
Artifact Bidco, Inc.	(6)	First Lien Debt	S +	4.25%	8.25%	07/28/2031	2,113	2,095	2,113	0.77
Artifact Bidco, Inc.	(6) (13)	First Lien Debt	S +	4.25%	8.25%	07/26/2030	—	(3)	—	—
Artifact Bidco, Inc.	(6) (13)	First Lien Debt	S +	4.25%	8.25%	07/28/2031	—	(2)	—	—
AuditBoard, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.50%	07/14/2031	3,600	3,569	3,600	1.31
AuditBoard, Inc.	(6) (7) (13)	First Lien Debt	S +	4.50%	8.50%	07/14/2031	—	(7)	—	—
AuditBoard, Inc.	(6) (7) (13)	First Lien Debt	S +	4.50%	8.50%	07/14/2031	—	(6)	—	—
Banyan Software Holdings, LLC	(6) (7)	First Lien Debt	S +	5.25%	9.41%	01/02/2031	2,423	2,401	2,398	0.87
Banyan Software Holdings, LLC	(6) (7) (13)	First Lien Debt	S +	5.25%	9.41%	01/02/2031	—	(2)	(3)	—
Banyan Software Holdings, LLC	(6) (7) (13)	First Lien Debt	S +	5.25%	9.41%	01/02/2031	1,503	1,488	1,486	0.54
Central Parent, Inc.		First Lien Debt	S +	3.25%	7.25%	07/06/2029	495	497	427	0.16
Coupa Holdings, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.56%	02/27/2030	1,621	1,597	1,621	0.59
Coupa Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	9.56%	02/27/2029	—	(1)	—	—
Coupa Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	9.56%	02/27/2030	—	(1)	—	—
Diligent Corporation	(6) (8)	First Lien Debt	S +	5.00%	9.20%	08/02/2030	5,628	5,592	5,628	2.05
Diligent Corporation	(6) (8) (13)	First Lien Debt	S +	5.00%	9.20%	08/02/2030	—	(5)	—	—
Diligent Corporation	(6) (8) (13)	First Lien Debt	S +	5.00%	9.20%	08/02/2030	60	57	60	0.02
E-Discovery AcquireCo, LLC	(6) (7)	First Lien Debt	S +	6.00%	10.13%	08/29/2029	1,458	1,442	1,458	0.53
E-Discovery AcquireCo, LLC	(6) (7) (13)	First Lien Debt	S +	6.00%	10.13%	08/29/2029	51	50	51	0.02
Emburse, Inc.	(6) (8)	First Lien Debt	S +	4.25%	8.25%	05/28/2032	3,684	3,675	3,675	1.34
Emburse, Inc.	(6) (8) (13)	First Lien Debt	S +	4.25%	8.25%	05/28/2032	—	(2)	(2)	—
Emburse, Inc.	(6) (8) (13)	First Lien Debt	S +	4.25%	8.25%	05/28/2032	—	(1)	(2)	—
Epicor Software Corporation	(8)	First Lien Debt	S +	2.50%	6.66%	05/30/2031	495	497	495	0.18
Espresso Bidco, Inc.	(6) (7) (13)	First Lien Debt	S +	5.25% (incl. 3.13% PIK)	9.75%	03/25/2032	—	(8)	(18)	(0.01)
Espresso Bidco, Inc.	(6) (7) (13)	First Lien Debt	S +	5.25% (incl. 3.13% PIK)	9.75%	03/25/2032	—	(7)	(8)	—
Espresso Bidco, Inc.	(6) (8)	First Lien Debt	S +	5.25% (incl. 3.13% PIK)	9.75%	03/25/2032	4,356	4,296	4,291	1.56
Everbridge Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	7,791	7,757	7,791	2.83
Everbridge Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	—	—	—	—
Everbridge Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	42	41	42	0.02
Formstack Acquisition, Co.	(6) (7)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	1,857	1,835	1,853	0.67
Formstack Acquisition, Co.	(6) (7) (13)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	60	56	59	0.02
Formstack Acquisition, Co.	(6) (7) (13)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	183	178	181	0.07
Fullsteam Operations, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.48%	08/08/2031	4,846	4,799	4,799	1.74
Fullsteam Operations, LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	9.48%	08/08/2031	—	(8)	(8)	—
Fullsteam Operations, LLC	(6) (8) (13)	First Lien Debt	S +	5.25%	9.48%	08/08/2031	—	(5)	(5)	—
Granicus, Inc.	(6) (13)	First Lien Debt	P +	4.25%	11.75%	01/17/2031	—	(2)	—	—
Granicus, Inc.	(6) (8)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.06%	01/17/2031	1,585	1,573	1,585	0.58

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Granicus, Inc.	(6) (8) (13)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.06%	01/17/2031	2,426	2,403	2,426	0.88
GS AcquisitionCo, Inc.	(6) (7)	First Lien Debt	S +	5.25%	9.25%	05/25/2028	1,562	1,557	1,562	0.57
GS AcquisitionCo, Inc.	(6) (7) (13)	First Lien Debt	S +	5.25%	9.25%	05/25/2028	59	58	59	0.02
GS AcquisitionCo, Inc.	(6) (7) (13)	First Lien Debt	S +	5.25%	9.25%	05/25/2028	65	64	65	0.02
Hootsuite, Inc.	(6) (10)	First Lien Debt	S +	5.50%	9.50%	05/22/2030	2,666	2,633	2,666	0.97
Hootsuite, Inc.	(6) (10) (13)	First Lien Debt	S +	5.50%	9.50%	05/22/2030	—	(3)	—	—
Icefall Parent, Inc.	(6) (7)	First Lien Debt	S +	4.75%	8.81%	01/25/2030	1,769	1,741	1,769	0.64
Icefall Parent, Inc.	(6) (7) (13)	First Lien Debt	S +	4.75%	8.81%	01/25/2030	—	(2)	—	—
LogRhythm, Inc.	(6) (7)	First Lien Debt	S +	7.50%	11.66%	07/02/2029	1,364	1,331	1,326	0.48
LogRhythm, Inc.	(6) (7) (13)	First Lien Debt	S +	7.50%	11.66%	07/02/2029	—	(3)	(4)	—
Nasuni Corporation	(6) (8)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	4,138	4,084	4,138	1.50
Nasuni Corporation	(6) (8) (13)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	—	(11)	—	—
OceanKey (U.S.) II Corp.		First Lien Debt	S +	3.50%	7.76%	12/15/2028	987	990	989	0.36
Onit, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.98%	01/27/2032	7,463	7,411	7,443	2.71
Onit, Inc.	(6) (8) (13)	First Lien Debt	S +	4.75%	8.98%	01/27/2032	—	(7)	—	—
Onit, Inc.	(6) (8) (13)	First Lien Debt	S +	4.75%	8.98%	01/27/2032	—	(5)	—	—
Optimizely North America, Inc.	(6) (8) (10)	First Lien Debt	E +	5.25%	7.15%	10/30/2031	€1,118	1,204	1,294	0.47
Optimizely North America, Inc.	(6) (8) (10)	First Lien Debt	S +	5.00%	9.16%	10/30/2031	3,037	3,010	2,991	1.09
Optimizely North America, Inc.	(6) (8) (10)	First Lien Debt	SA +	5.50%	9.47%	10/30/2031	£373	480	494	0.18
Optimizely North America, Inc.	(6) (8) (10) (13)	First Lien Debt	S +	5.00%	9.16%	10/30/2031	—	(4)	(7)	—
Runway Bidco, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.00%	12/17/2031	5,436	5,387	5,423	1.97
Runway Bidco, LLC	(6) (9) (13)	First Lien Debt	S +	5.00%	9.00%	12/17/2031	—	(6)	(3)	—
Runway Bidco, LLC	(6) (9) (13)	First Lien Debt	S +	5.00%	9.00%	12/17/2031	—	(6)	(2)	—
Saturn Borrower, Inc.	(6) (7)	First Lien Debt	S +	6.00%	10.00%	11/10/2028	5,212	5,146	5,176	1.88
Saturn Borrower, Inc.	(6) (7) (13)	First Lien Debt	S +	6.00%	10.00%	11/10/2028	—	(12)	(13)	—
Saturn Borrower, Inc.	(6) (7) (13)	First Lien Debt	S +	6.00%	10.00%	11/10/2028	206	195	200	0.07
UKG, Inc.		First Lien Debt	S +	2.50%	6.81%	02/10/2031	495	497	494	0.18
Vision Solutions, Inc.		First Lien Debt	S +	4.00%	8.57%	04/24/2028	990	987	953	0.35
								88,493	88,968	32.34
Specialty Retail
Les Schwab Tire Centers		First Lien Debt	S +	2.50%	6.70%	04/23/2031	495	$497	$494	0.18
Textiles, Apparel & Luxury Goods
Varsity Brands, Inc.		First Lien Debt	S +	3.00%	7.03%	08/26/2031	998	1,001	997	0.36
Transportation Infrastructure
KKR Apple Bidco, LLC		First Lien Debt	S +	2.50%	6.66%	09/23/2031	492	492	492	0.18
Wireless Telecommunication Services
CCI Buyer, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.00%	05/13/2032	4,960	4,913	4,960	1.80
CCI Buyer, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.00%	05/13/2032	—	(3)	—	—
Mobile Communications America, Inc.	(6) (7)	First Lien Debt	S +	4.75%	9.04%	10/16/2029	1,007	995	1,007	0.37
Mobile Communications America, Inc.	(6) (7) (13)	First Lien Debt	S +	4.75%	9.04%	10/16/2029	—	(2)	—	—
Mobile Communications America, Inc.	(6) (7) (13)	First Lien Debt	S +	4.75%	9.04%	10/16/2029	326	318	326	0.12

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
							6,221	6,293	2.29
Total Debt Investments - non-controlled/non-affiliated							$447,342	$448,404	162.99%

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(6) (11) (12)	Common Equity		02/03/2025	145,000	$138	$168	0.06%
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (11)	Preferred Equity	12.50% PIK	09/05/2024	15	148	149	0.05
LHS Borrower, LLC	(6) (11) (12)	Common Equity		09/04/2025	250,000	242	242	0.09
						390	391	0.14
Electrical Equipment
Sparkstone Electrical Group	(6) (11) (12)	Common Equity		10/15/2024	1,500	150	88	0.03
Interactive Media & Services
FMG Suite Holdings, LLC	(6) (11)	Preferred Equity		09/05/2025	250	251	251	0.09
FMG Suite Holdings, LLC	(6) (11) (12)	Common Equity		09/05/2025	250	—	—	—
						251	251	0.09
Professional Services
Verdantas, LLC	(6) (11) (12)	Common Equity		05/03/2024	796	1	1	0.00
Verdantas, LLC	(6) (11)	Preferred Equity	10.00%	05/03/2024	78,804	91	105	0.04
						92	106	0.04
Software
Reveal Data Solutions	(6) (11) (12)	Common Equity		08/29/2023	12,307	16	16	0.01
Total Equity Investments - non-controlled/non-affiliated						$1,037	$1,020	0.37%
Total Portfolio Investments						$448,379	$449,424	163.36%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2025, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2025, the Company is not an “affiliated person” of any of its portfolio companies.
(2)
Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the SMBC Facility (as defined below). See Note 6 “Debt”.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA (“C”), EURIBOR (“E”), SOFR (“S”), SONIA (“SA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2025. As of September 30, 2025, the reference rates for our variable rate loans were the C at 2.56% 1-month E 1.93%, 1-month S at 4.13%, 3-month S at 3.98%, 6-month S at 3.85%, SA at 3.97% and the P at 7.25%.

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except per share amounts)

(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted to be denominated in Euro ("€"), Great British Pound ("GBP"), or Canadian dollar ("CAD").
(5)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Board of Directors (the “Board of Directors” or “Board”) (see Note 2 and Note 5), pursuant to the Company’s Valuation Designee, under the supervision of the valuation policy.
(7)
Loan includes interest rate floor of 1.00%.
(8)
Loan includes interest rate floor of 0.75%.
(9)
Loan includes interest rate floor of 0.50%.
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025 non-qualifying assets represented 6.12% of total assets as calculated in accordance with regulatory requirements.
(11)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of September 30, 2025, the aggregate fair value of these securities is $1,020 or 0.37% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(12)
Non-income producing security.
(13)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date started. See below for more information on the Company’s unfunded commitments as of September 30, 2025:

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except per share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	$1,284	$—
AWP Group Holdings, Inc.	Revolver	12/23/2030	129	—
Accel International Holdings, Inc.	Revolver	04/26/2032	432	—
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	822	—
Accordion Partners, LLC	Revolver	11/17/2031	652	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	02/28/2027	651	—
Amerilife Holdings, LLC	Revolver	08/31/2028	271	—
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	625	(9)
Any Hour, LLC	Revolver	05/23/2030	139	(2)
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	1,917	—
Apollo Acquisition, Inc.	Revolver	12/30/2030	852	—
Apryse Software Corp.	Revolver	06/28/2032	497	(3)
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	761	—
Aptean, Inc.	Revolver	01/30/2031	226	—
Arcoro Holdings Corp.	Revolver	03/28/2030	261	(4)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	517	—
Artifact Bidco, Inc.	Revolver	07/26/2030	369	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2026	803	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2027	809	(5)
Ascend Partner Services, LLC	Revolver	08/11/2031	673	—
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	42	—
Associations, Inc.	Revolver	07/03/2028	54	—
AuditBoard, Inc.	Delayed Draw Term Loan	07/12/2026	1,714	—
AuditBoard, Inc.	Revolver	07/14/2031	686	—
BCTO Bluebill Midco, Inc.	Revolver	07/30/2032	611	(6)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	04/15/2027	247	(2)
Banyan Software Holdings, LLC	Revolver	01/02/2031	261	(3)
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	35	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	07/03/2026	4,105	(21)
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	28	—
Bullhorn, Inc.	Revolver	10/01/2029	65	—
CCI Buyer, Inc.	Revolver	05/13/2032	290	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	01/29/2026	76	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	3,523	(18)
COP Collisionright Parent, LLC	Revolver	01/29/2030	216	(1)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	706	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	471	—
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	1,379	(3)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	800	(2)
Catalis Intermediate, Inc.	Revolver	08/04/2027	188	(3)
Chase Intermediate, LLC	Delayed Draw Term Loan	04/10/2027	149	(2)
Chase Intermediate, LLC	Revolver	10/30/2028	25	—
Cliffwater, LLC	Revolver	04/22/2032	520	(5)
Consor Intermediate II, LLC	Delayed Draw Term Loan	05/10/2026	405	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except per share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Consor Intermediate II, LLC	Revolver	05/12/2031	183	—
Coupa Holdings, LLC	Delayed Draw Term Loan	06/03/2027	147	—
Coupa Holdings, LLC	Revolver	02/27/2029	112	—
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	661	(2)
DA Blocker Corp.	Revolver	02/10/2032	220	(1)
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	1,200	(12)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	824	—
Diligent Corporation	Revolver	08/02/2030	489	—
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	3,250	(16)
Drivecentric Holdings, LLC	Revolver	08/15/2031	588	—
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	44	—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2026	588	—
EVDR Purchaser, Inc.	Revolver	02/14/2031	353	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	160	—
Eclipse Buyer, Inc.	Revolver	09/08/2031	81	—
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	658	(2)
Emburse, Inc.	Revolver	05/28/2032	658	(2)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	1,187	(18)
Espresso Bidco, Inc.	Revolver	03/25/2032	527	(8)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	92	—
Essential Services Holding Corporation	Revolver	06/17/2030	46	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	65	—
Everbridge Holdings, LLC	Revolver	07/02/2031	43	—
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	943	(5)
FMG Suite Holdings, LLC	Revolver	09/09/2032	566	(6)
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	1,690	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	600	—
Formstack Acquisition, Co.	Delayed Draw Term Loan	03/30/2026	561	(1)
Formstack Acquisition, Co.	Revolver	03/28/2030	315	(1)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	1,900	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	200	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	1,615	(8)
Fullsteam Operations, LLC	Revolver	08/08/2031	538	(5)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/02/2026	335	—
GPS Merger Sub, LLC	Revolver	10/02/2029	268	—
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	99	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	129	—
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	1,136	(6)
GarageCo Intermediate II, LLC	Revolver	08/02/2032	341	(3)
Gateway US Holdings, Inc.	Revolver	09/22/2028	54	—
Granicus, Inc.	Delayed Draw Term Loan	01/17/2026	838	—
Granicus, Inc.	Revolver	01/17/2031	220	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	45	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	60	—
Helios Service Partners, LLC	Delayed Draw Term Loan	01/26/2026	84	—
Helios Service Partners, LLC	Revolver	03/19/2027	36	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except per share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	03/27/2026	404	—
Hootsuite, Inc.	Revolver	05/22/2030	300	—
Hyland Software, Inc.	Revolver	09/19/2029	136	—
IG Investment Holdings, LLC	Revolver	09/22/2028	505	(3)
Icefall Parent, Inc.	Revolver	01/25/2030	174	—
iCIMS, Inc.	Revolver	08/18/2028	60	—
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	458	—
Imagine 360, LLC	Revolver	10/02/2028	284	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	1,148	—
Inhabitiq, Inc.	Revolver	01/12/2032	718	—
Inszone Mid, LLC	Revolver	11/30/2029	117	—
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	48	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	675	—
Invictus Buyer, LLC	Revolver	06/03/2031	250	—
Iris Buyer, LLC	Revolver	10/02/2029	160	—
KENG Acquisition, Inc.	Delayed Draw Term Loan	01/21/2027	82	(1)
KENG Acquisition, Inc.	Revolver	08/01/2029	105	(1)
Kodiak Buyer, LLC	Delayed Draw Term Loan	07/26/2027	536	(3)
Kodiak Buyer, LLC	Revolver	07/26/2032	429	(4)
LHS Borrower, LLC	Revolver	09/04/2031	293	(4)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/12/2027	1,010	(6)
LJ Avalon Holdings, LLC	Revolver	02/01/2029	443	—
LogRhythm, Inc.	Revolver	07/02/2029	136	(4)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	08/29/2026	434	(4)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	738	(7)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	333	(3)
MRI Software, LLC	Delayed Draw Term Loan	10/04/2027	1,765	(5)
MRI Software, LLC	Revolver	02/10/2028	393	—
Magneto Components Buyco, LLC	Revolver	12/05/2029	423	—
Mantech International CP	Delayed Draw Term Loan	12/14/2025	90	—
Mantech International CP	Revolver	09/14/2028	227	—
Merative LP	Delayed Draw Term Loan	09/30/2027	941	(2)
Merative LP	Revolver	09/30/2032	824	(4)
mPulse Mobile, Inc.	Delayed Draw Term Loan	08/26/2027	462	(2)
mPulse Mobile, Inc.	Revolver	08/26/2032	692	(7)
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	1,003	—
Mobile Communications America, Inc.	Revolver	10/16/2029	165	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	98	—
Model N, Inc.	Revolver	06/27/2031	52	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	933	(9)
NDT Global Holding, Inc.	Revolver	06/04/2032	833	(8)
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	790	—
NSI Holdings, Inc.	Revolver	11/17/2031	769	—
Nasuni Corporation	Revolver	09/10/2030	862	—
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	1,528	—
Onit, Inc.	Revolver	01/27/2032	509	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except per share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Optimizely North America, Inc.	Revolver	10/30/2031	450	(7)
PDI TA Holdings, Inc.	Revolver	02/03/2031	137	—
PMA Parent Holdings, LLC	Revolver	01/31/2031	245	(2)
Project Potter Buyer, LLC	Revolver	04/23/2027	150	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	320	(1)
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	213	(1)
RFS Opco, LLC	Revolver	04/04/2029	490	—
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	1,474	(15)
Railpros Parent, LLC	Revolver	05/24/2032	737	(7)
Raptor Merger Sub Debt, LLC	Delayed Draw Term Loan	11/09/2026	1,029	—
Raptor Merger Sub Debt, LLC	Revolver	04/01/2029	403	—
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	578	(3)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	470	(2)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	1,181	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	288	—
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	1,386	(4)
Routeware, Inc.	Revolver	09/18/2031	273	(1)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	1,358	(3)
Runway Bidco, LLC	Revolver	12/17/2031	679	(2)
SV Newco 2, Inc.	Delayed Draw Term Loan	03/22/2028	4,906	(12)
SV Newco 2, Inc.	Revolver	06/02/2031	563	(2)
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	1,905	(13)
Saturn Borrower, Inc.	Revolver	11/10/2028	652	(5)
Sonny's Enterprises, LLC	Revolver	08/05/2027	87	(4)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	313	(11)
Spark Buyer, LLC	Revolver	10/15/2031	103	(4)
Superman Holdings, LLC	Delayed Draw Term Loan	08/28/2026	314	—
Superman Holdings, LLC	Revolver	08/29/2031	387	—
Tamarack Intermediate, LLC	Delayed Draw Term Loan	07/01/2027	1,790	(11)
Tamarack Intermediate, LLC	Revolver	03/12/2029	699	(2)
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	1,082	(3)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	631	(2)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	12/21/2026	362	—
Tidi Legacy Products, Inc.	Revolver	12/19/2029	261	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	624	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	275	(1)
Transit Technologies, LLC	Revolver	08/20/2030	546	—
Trintech, Inc.	Revolver	07/25/2029	102	(1)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	2,069	—
UHY Advisors, Inc.	Revolver	11/21/2031	539	—
VRC Companies, LLC	Revolver	06/29/2027	59	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	1,125	(3)
Vamos Bidco, Inc.	Revolver	01/30/2032	225	(1)
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/05/2025	93	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	12/18/2026	586	—
Vehlo Purchaser, LLC	Revolver	05/24/2028	17	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except per share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Vensure Employer Services, Inc.	Delayed Draw Term Loan	09/27/2026	164	—
Verdantas, LLC	Revolver	05/06/2030	152	—
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	804	(16)
Vertex Service Partners, LLC	Revolver	11/08/2030	16	—
YI, LLC	Revolver	12/03/2029	267	—
Total First Lien Debt Unfunded Commitments			$110,949	$(401)

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Mantech International CP	(6) (8)	First Lien Debt	S +	5.00%	9.59%	09/14/2029	1,911	$1,911	$1,911	1.07%
Mantech International CP	(6) (8) (14)	First Lien Debt	S +	5.00%	9.59%	09/14/2029	—	—	—	—
Mantech International CP	(6) (8) (14)	First Lien Debt	S +	5.00%	9.59%	09/14/2028	—	—	—	—
								1,911	1,911	1.07
Automobile Components
LTI Holdings, Inc.		First Lien Debt	S +	4.75%	9.11%	07/19/2029	998	1,005	998	0.56
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.50%	10.17%	08/05/2028	755	741	730	0.41
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.50%	10.17%	08/05/2028	166	163	161	0.09
Sonny's Enterprises, LLC	(6) (7) (14)	First Lien Debt	S +	5.50%	10.17%	08/05/2027	36	34	31	0.02
								1,943	1,920	1.07
Automobiles
COP Collisionright Parent, LLC	(6) (7)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	776	762	767	0.43
COP Collisionright Parent, LLC	(6) (7) (14)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	227	221	222	0.12
COP Collisionright Parent, LLC	(6) (7) (14)	First Lien Debt	S +	5.50%	10.09%	01/29/2030	19	17	17	0.01
Drivecentric Holdings, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.27%	08/15/2031	4,412	4,369	4,408	2.47
Drivecentric Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.27%	08/15/2031	—	(5)	—	—
Turbo Buyer, Inc.	(6) (7)	First Lien Debt	S +	6.00%	10.48%	12/02/2025	751	746	726	0.41
Turbo Buyer, Inc.	(6) (7)	First Lien Debt	S +	6.00%	10.48%	12/02/2025	1,056	1,049	1,020	0.57
Vehlo Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	350	347	348	0.19
Vehlo Purchaser, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	85	75	73	0.04
Vehlo Purchaser, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.61%	05/24/2028	—	—	—	—
								7,581	7,581	4.24
Biotechnology
GraphPad Software, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	7,405	7,370	7,405	4.14
GraphPad Software, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	11	10	11	0.01
GraphPad Software, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.08%	06/30/2031	—	—	—	—
								7,380	7,416	4.15
Building Products
Project Potter Buyer, LLC	(6) (7)	First Lien Debt	S +	6.00%	10.33%	04/23/2027	6,766	6,766	6,766	3.79
Project Potter Buyer, LLC	(6) (7) (14)	First Lien Debt	S +	6.00%	10.33%	04/23/2026	—	—	—	—
								6,766	6,766	3.79
Chemicals
Tank Holding Corp.	(6) (8)	First Lien Debt	S +	5.75%	10.31%	03/31/2028	2,789	2,720	2,746	1.54
Tank Holding Corp.	(6) (8) (14)	First Lien Debt	S +	5.75%	10.31%	03/31/2028	199	194	197	0.11
								2,914	2,943	1.65
Commercial Services & Supplies
Allied Universal Holdco, LLC	(9)	First Lien Debt	S +	3.75%	8.21%	05/12/2028	992	995	995	0.56
Belfor Holdings, Inc.		First Lien Debt	S +	3.75%	8.11%	11/01/2030	997	1,007	1,007	0.56
Consor Intermediate II, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	753	746	749	0.42
Consor Intermediate II, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	—	(3)	(4)	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Consor Intermediate II, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.83%	05/12/2031	—	(2)	(1)	—
CRCI Longhorn Holdings, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	2,824	2,796	2,824	1.58
CRCI Longhorn Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	—	(3)	-	—
CRCI Longhorn Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.36%	08/27/2031	212	207	212	0.12
Helios Service Partners, LLC	(6) (7)	First Lien Debt	S +	5.00%	9.59%	03/19/2027	242	238	242	0.14
Helios Service Partners, LLC	(6) (7) (14)	First Lien Debt	S +	5.00%	9.59%	03/19/2027	395	385	391	0.22
Helios Service Partners, LLC	(6) (7) (14)	First Lien Debt	S +	5.00%	9.59%	03/19/2027	—	(1)	—	—
Hercules Borrower, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.68%	12/15/2026	243	233	235	0.13
HSI Halo Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.59%	06/30/2031	7,450	7,379	7,450	4.17
HSI Halo Acquisition, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.59%	06/30/2031	16	15	16	0.01
HSI Halo Acquisition, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.59%	06/28/2030	—	(1)	—	—
Iris Buyer, LLC	(6) (7)	First Lien Debt	S +	6.25%	10.84%	10/02/2030	1,382	1,349	1,382	0.77
Iris Buyer, LLC	(6) (7) (14)	First Lien Debt	S +	6.25%	10.84%	10/02/2030	130	126	130	0.07
Iris Buyer, LLC	(6) (7) (14)	First Lien Debt	S +	6.25%	10.84%	10/02/2029	—	(4)	—	—
Pye-Barker Fire & Safety, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.83%	05/26/2031	1,755	1,755	1,755	0.98
Pye-Barker Fire & Safety, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.83%	05/26/2031	250	245	250	0.14
Pye-Barker Fire & Safety, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.83%	05/24/2030	30	28	30	0.02
Routeware, Inc.	(6) (7)	First Lien Debt	S +	5.25%	9.60%	09/18/2031	3,182	3,151	3,182	1.78
Routeware, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.60%	09/18/2031	—	(7)	—	—
Routeware, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.60%	09/18/2031	—	(3)	—	—
Transit Technologies, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.51%	08/20/2031	2,545	2,521	2,545	1.42
Transit Technologies, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.51%	08/20/2031	—	(4)	—	—
Transit Technologies, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.51%	08/20/2030	—	(5)	—	—
Vensure Employer Services, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.33%	09/29/2031	1,993	1,974	1,993	1.12
Vensure Employer Services, Inc.	(6) (9) (14)	First Lien Debt	S +	5.00%	9.33%	09/29/2031	77	74	77	0.04
VRC Companies, LLC	(6) (7)	First Lien Debt	S +	5.75%	10.27%	06/29/2027	2,896	2,887	2,896	1.62
VRC Companies, LLC	(6) (7)	First Lien Debt	S +	5.75%	10.27%	06/29/2027	251	248	251	0.14
VRC Companies, LLC	(6) (7) (14)	First Lien Debt	S +	5.75%	10.27%	06/29/2027	—	—	—	—
								28,326	28,607	16.01
Construction & Engineering
Arcoro Holdings Corp.	(6) (7)	First Lien Debt	S +	5.50%	9.83%	03/28/2030	1,730	1,699	1,718	0.96
Arcoro Holdings Corp.	(6) (7) (14)	First Lien Debt	S +	5.50%	9.83%	03/28/2030	—	(4)	(2)	—
Superman Holdings, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	2,673	2,660	2,673	1.50
Superman Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	—	(2)	—	—
Superman Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.86%	08/29/2031	—	(2)	—	—
								4,351	4,389	2.46
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (8)	First Lien Debt	S +	5.50%	10.09%	02/03/2031	2,240	2,221	2,228	1.25
PDI TA Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	5.50%	10.09%	02/03/2031	291	286	288	0.16
PDI TA Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	5.50%	10.09%	02/03/2031	—	(2)	(1)	—
								2,505	2,515	1.41
Containers & Packaging

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
BP Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.50%	10.16%	12/11/2028	1,876	1,854	1,740	0.97
Proampac PG Borrower, LLC	(8)	First Lien Debt	S +	4.00%	8.60%	09/15/2028	496	499	497	0.28
								2,353	2,237	1.25
Distributors
Avalara, Inc.	(6) (8)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	1,091	1,085	1,091	0.61
Avalara, Inc.	(6) (14)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	—	(1)	—	—
Bradyplus Holdings, LLC	(6) (7)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	1,788	1,758	1,788	1.00
Bradyplus Holdings, LLC	(6) (7) (14)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	11	11	11	0.01
								2,853	2,890	1.62
Diversified Consumer Services
Any Hour, LLC	(6)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	2,360	2,328	2,335	1.31
Any Hour, LLC	(6) (14)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	67	62	60	0.03
Any Hour, LLC	(6) (14)	First Lien Debt	S +	5.00%	9.33%	05/23/2030	166	162	163	0.09
Any Hour, LLC	(6)	Other Debt		13.00% PIK	13.00%	05/23/2031	637	626	630	0.35
Eclipse Buyer, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.26%	09/08/2031	943	934	943	0.53
Eclipse Buyer, Inc.	(6) (9) (14)	First Lien Debt	S +	4.75%	9.26%	09/08/2031	—	(1)	—	—
Eclipse Buyer, Inc.	(6) (9) (14)	First Lien Debt	S +	4.75%	9.26%	09/06/2031	—	(1)	—	—
Essential Services Holding Corporation	(6) (8)	First Lien Debt	S +	5.00%	9.65%	06/17/2031	9,850	9,757	9,850	5.51
Essential Services Holding Corporation	(6) (8) (14)	First Lien Debt	S +	5.00%	9.65%	06/17/2031	—	—	—	—
Essential Services Holding Corporation	(6) (8) (14)	First Lien Debt	S +	5.00%	9.65%	06/17/2030	—	(1)	—	—
EVDR Purchaser, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	2,044	2,006	2,044	1.14
EVDR Purchaser, Inc.	(6) (8) (14)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	—	(5)	—	—
EVDR Purchaser, Inc.	(6) (8) (14)	First Lien Debt	S +	5.50%	9.86%	02/14/2031	59	53	59	0.03
Vertex Service Partners, LLC	(6) (8)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	312	305	312	0.17
Vertex Service Partners, LLC	(6) (8) (14)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	621	603	616	0.34
Vertex Service Partners, LLC	(6) (8) (14)	First Lien Debt	S +	5.75%	10.11%	11/08/2030	72	70	72	0.04
								16,898	17,084	9.56
Electric Utilities
Kohler Energy Co, LLC		First Lien Debt	S +	3.75%	8.11%	05/01/2031	918	930	916	0.51

Electrical Equipment
Spark Buyer, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	781	770	770	0.43
Spark Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(3)	(3)	—
Spark Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(2)	(2)	—
								765	765	0.43
Electronic Equipment, Instruments & Components
Chamberlain Group, Inc.	(10)	First Lien Debt	S +	3.25%	7.71%	11/03/2028	997	1,003	1,002	0.56
DG Investment Intermediate Holdings 2, Inc.	(10)	First Lien Debt	S +	3.75%	8.22%	03/31/2028	499	504	503	0.28
Magneto Components Buyco, LLC	(6) (8)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/05/2030	2,567	2,510	2,549	1.43
Magneto Components Buyco, LLC	(6) (8) (14)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/05/2030	—	(5)	(3)	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Magneto Components Buyco, LLC	(6) (8) (14)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/05/2029	—	(9)	(3)	—
NSI Holdings, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	4,421	4,378	4,378	2.45
NSI Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(4)	(4)	—
NSI Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(8)	(8)	—
								8,369	8,414	4.71
Financial Services
MAI Capital Management Intermediate, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	1,544	1,529	1,544	0.86
MAI Capital Management Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	289	283	289	0.16
MAI Capital Management Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.08%	08/29/2031	46	43	46	0.03
PMA Parent Holdings, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.83%	01/31/2031	2,102	2,071	2,071	1.16
PMA Parent Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.50%	9.83%	01/31/2031	—	(2)	(2)	—
RFS Opco, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.08%	04/04/2031	1,496	1,482	1,490	0.83
RFS Opco, LLC	(6) (9) (14)	First Lien Debt	S +	3.50%	7.83%	04/04/2029	270	257	264	0.15
Trintech, Inc.	(6) (7)	First Lien Debt	S +	5.50%	9.86%	07/25/2029	1,839	1,794	1,812	1.01
Trintech, Inc.	(6) (7) (14)	First Lien Debt	S +	5.50%	9.86%	07/25/2029	41	38	39	0.02
								7,495	7,553	4.23
Ground Transportation
SV Newco 2, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	1,496	1,475	1,484	0.83
SV Newco 2, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	—	(6)	(7)	—
SV Newco 2, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	4.75%	9.26%	06/02/2031	—	(8)	(4)	—
								1,461	1,473	0.82
Health Care Equipment & Supplies
Journey Personal Care Corp.	(8)	First Lien Debt	S +	3.75%	8.11%	03/01/2028	995	998	994	0.56
Medline Borrower, LP	(9)	First Lien Debt	S +	2.25%	6.61%	10/23/2028	993	998	995	0.56
Tidi Legacy Products, Inc.	(6) (7)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	1,363	1,339	1,361	0.76
Tidi Legacy Products, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(3)	(1)	—
Tidi Legacy Products, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(4)	—	—
YI, LLC	(6) (7)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	1,694	1,665	1,694	0.95
YI, LLC	(6) (7) (14)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	—	(3)	—	—
YI, LLC	(6) (7) (14)	First Lien Debt	S +	5.75%	10.39%	12/03/2029	—	(5)	—	—
								4,985	5,043	2.82
Health Care Providers & Services
DCA Investment Holdings, LLC	(6) (8)	First Lien Debt	S +	6.50%	10.77%	04/03/2028	2,045	2,018	2,029	1.14
Gateway US Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	1,404	1,382	1,404	0.79
Gateway US Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	423	418	423	0.24
Gateway US Holdings, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	4.75%	9.08%	09/22/2028	—	(1)	—	—
iCIMS, Inc.	(6) (8)	First Lien Debt	S +	5.75%	10.38%	08/18/2028	949	943	949	0.53
iCIMS, Inc.	(6) (8) (14)	First Lien Debt	S +	5.75%	10.38%	08/18/2028	17	16	17	0.01
Imagine 360, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	3,242	3,211	3,242	1.81

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Imagine 360, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	—	(2)	—	—
Imagine 360, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.10%	10/02/2028	—	(3)	—	—
Invictus Buyer, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	1,616	1,601	1,611	0.90
Invictus Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	—	(3)	(2)	—
Invictus Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.08%	06/03/2031	—	(2)	(1)	—
PPV Intermediate Holdings, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.52%	08/31/2029	668	664	668	0.37
								10,242	10,340	5.79
Health Care Technology
Athenahealth, Inc.	(9)	First Lien Debt	S +	3.25%	7.61%	02/15/2029	992	992	993	0.56
Cotiviti Corporation		First Lien Debt	S +	2.75%	7.30%	05/01/2031	993	997	997	0.56
Hyland Software, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.36%	09/19/2030	2,831	2,798	2,831	1.58
Hyland Software, Inc.	(6) (8) (14)	First Lien Debt	S +	6.00%	10.36%	09/19/2029	—	(1)	—	—
Imprivata, Inc.	(9)	First Lien Debt	S +	3.50%	8.09%	12/01/2027	496	500	499	0.28
								5,286	5,320	2.98
Household Products
Kronos Acquisition Holdings, Inc.		First Lien Debt	S +	4.00%	8.58%	07/08/2031	995	991	937	0.52
Industrial Conglomerates
Aptean, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.59%	01/30/2031	1,521	1,508	1,519	0.85
Aptean, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.59%	01/30/2031	25	24.0	25.0	0.01
Aptean, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.59%	01/30/2031	—	(1)	—	—
								1,531	1,544	0.86
Insurance Services
Alliant Holdings Intermediate, LLC		First Lien Debt	S +	2.75%	7.11%	09/19/2031	995	1,001	996	0.56
Amerilife Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.70%	08/31/2029	2,383	2,383	2,383	1.33
Foundation Risk Partners Corp.	(6) (8) (14)	First Lien Debt	S +	5.25%	9.58%	10/29/2029	—	(2)	—	—
Galway Borrower, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.83%	09/29/2028	369	363	369	0.21
Galway Borrower, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.83%	09/29/2028	610	606	610	0.34
Higginbotham Insurance Agency, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.86%	11/24/2028	4,771	4,761	4,750	2.66
Higginbotham Insurance Agency, Inc.	(6) (7) (14)	First Lien Debt	S +	4.50%	8.86%	11/24/2028	275	270	271	0.15
High Street Buyer, Inc.	(6) (8) (14)	First Lien Debt	S +	5.25%	9.58%	04/14/2028	—	(8)	(3)	—
HUB International Limited		First Lien Debt	S +	2.75%	7.37%	06/20/2030	496	500	499	0.28
Inszone Mid, LLC	(6) (7)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	930	914	930	0.52
Inszone Mid, LLC	(6) (7) (14)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	780	765	780	0.44
Inszone Mid, LLC	(6) (7) (14)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	—	(2)	—	—
Integrity Marketing Acquisition, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.51%	08/25/2028	4,939	4,939	4,939	2.76
Integrity Marketing Acquisition, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	9.51%	08/25/2028	—	—	—	—
Peter C. Foy & Associates Insurance Services, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.83%	11/01/2028	592	583	592	0.33
Peter C. Foy & Associates Insurance Services, LLC	(6) (8) (14)	First Lien Debt	S +	5.50%	9.83%	11/01/2028	694	688	691	0.39
RSC Acquisition, Inc.	(6) (7)	First Lien Debt	S +	4.75%	9.21%	11/01/2029	172	171	172	0.10
RSC Acquisition, Inc.	(6) (8)	First Lien Debt	S +	4.75%	9.21%	11/01/2029	415	412	415	0.23
USI, Inc.		First Lien Debt	S +	2.25%	6.58%	09/27/2030	993	997	990	0.55
World Insurance Associates, LLC	(6) (7)	First Lien Debt	S +	6.00%	10.34%	04/03/2028	3,465	3,436	3,436	1.92

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
								22,777	22,820	12.77
IT Services
Apollo Acquisition, Inc.	(6)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	4,031	3,991	3,991	2.23
Apollo Acquisition, Inc.	(6) (14)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	—	(7)	(7)	—
Apollo Acquisition, Inc.	(6) (14)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(5)	(5)	—
Asurion, LLC		First Lien Debt	S +	4.25%	8.61%	09/19/2030	995	989	991	0.55
GI DI Cornfield Acquisition, LLC	(6)	First Lien Debt	S +	4.50%	8.96%	03/09/2028	3,880	3,830	3,842	2.15
GI DI Cornfield Acquisition, LLC	(6) (14)	First Lien Debt	S +	4.50%	8.96%	03/09/2028	—	(13)	(19)	(0.01)
Ridge Trail US Bidco, Inc.	(6) (7) (11)	First Lien Debt	S +	4.50%	8.83%	09/30/2031	3,425	3,375	3,416	1.91
Ridge Trail US Bidco, Inc.	(6) (7) (11) (14)	First Lien Debt	S +	4.50%	8.83%	09/30/2031	—	(9)	(3)	—
Ridge Trail US Bidco, Inc.	(6) (7) (11) (14)	First Lien Debt	S +	4.50%	8.83%	03/31/2031	106	101	105	0.06
Sedgwick Claims Management Services, Inc.		First Lien Debt	S +	3.00%	7.59%	07/31/2031	995	1,001	1,000	0.56
								13,253	13,311	7.45
Leisure Products
Recess Holdings, Inc.	(10)	First Lien Debt	S +	4.50%	9.09%	02/20/2030	996	1,007	1,005	0.56

Life Sciences Tools & Services
Model N, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	6,831	6,766	6,831	3.82
Model N, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	—	—	—	—
Model N, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.33%	06/27/2031	—	(1)	—	—
								6,765	6,831	3.82
Machinery
AI Aqua Merger Sub, Inc.	(9)	First Lien Debt	S +	3.50%	8.05%	07/31/2028	498	500	498	0.28
Chase Intermediate, LLC	(6) (14)	First Lien Debt	S +	4.75%	9.08%	10/30/2028	284	279	283	0.16
Chase Intermediate, LLC	(6) (14)	First Lien Debt	S +	4.75%	9.08%	10/30/2028	—	(1)	—	—
CPM Holdings, Inc.	(9)	First Lien Debt	S +	4.50%	9.05%	09/28/2028	496	497	480	0.27
Engineered Machinery Holdings, Inc.	(8)	First Lien Debt	S +	3.75%	8.34%	05/19/2028	995	1,000	1,000	0.56
Icebox Holdco III, Inc.	(10)	First Lien Debt	S +	3.50%	8.09%	12/22/2028	499	504	502	0.28
TK Elevator US Newco, Inc.	(9)	First Lien Debt	S +	3.50%	8.59%	04/30/2030	995	1,004	1,002	0.56
								3,783	3,765	2.11
Media
Aragorn Parent Corporation	(10)	First Lien Debt	S +	4.00%	8.34%	12/15/2028	997	1,007	1,003	0.56

Multi-Utilities
AWP Group Holdings, Inc.	(6) (7)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	1,867	1,842	1,867	1.04
AWP Group Holdings, Inc.	(6) (7)(14)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	1,010	990	1,010	0.57
AWP Group Holdings, Inc.	(6) (7) (14)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	11	7	11	0.01
								2,839	2,888	1.62
Professional Services
Accordion Partners, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	5,870	5,812	5,812	3.25

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Accordion Partners, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(5)	(5)	—
Accordion Partners, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(6)	(6)	—
Ascend Partner Services, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	1,960	1,941	1,960	1.10
Ascend Partner Services, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	—	(16)	—	—
Ascend Partner Services, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.86%	08/11/2031	404	398	404	0.23
Bullhorn, Inc.	(6) (7)	First Lien Debt	S +	5.00%	9.36%	10/01/2029	1,047	1,039	1,047	0.59
Bullhorn, Inc.	(6) (7)(14)	First Lien Debt	S +	5.00%	9.36%	10/01/2029	389	387	389	0.22
Bullhorn, Inc.	(6) (7) (14)	First Lien Debt	S +	5.00%	9.36%	10/01/2029	—	—	—	—
Carr, Riggs and Ingram Capital, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	3,450	3,416	3,416	1.91
Carr, Riggs and Ingram Capital, LLC	(6) (9) (14)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	—	(9)	(9)	(0.01)
Carr, Riggs and Ingram Capital, LLC	(6) (9) (14)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	100	92	92	0.05
Crisis Prevention Institute, Inc.	(6) (9)	First Lien Debt	S +	4.00%	8.39%	04/09/2031	1,000	995	1,000	0.56
GPS Merger Sub, LLC	(6) (7)	First Lien Debt	S +	6.00%	10.36%	10/02/2029	1,284	1,262	1,284	0.72
GPS Merger Sub, LLC	(6) (7) (14)	First Lien Debt	S +	6.00%	10.36%	10/02/2029	—	(3)	—	—
GPS Merger Sub, LLC	(6) (7) (14)	First Lien Debt	S +	6.00%	10.36%	10/02/2029	—	(4)	—	—
IG Investment Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.57%	09/22/2028	4,494	4,451	4,451	2.49
IG Investment Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	9.57%	09/22/2028	—	(5)	(5)	—
KENG Acquisition, Inc.	(6) (7)	First Lien Debt	S +	5.00%	9.36%	08/01/2029	286	281	285	0.16
KENG Acquisition, Inc.	(6) (7) (14)	First Lien Debt	S +	5.00%	9.36%	08/01/2029	98	94	96	0.05
KENG Acquisition, Inc.	(6) (7) (14)	First Lien Debt	S +	5.00%	9.36%	08/01/2029	—	(2)	—	—
UHY Advisors, Inc.	(6) (8)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	2,208	2,186	2,186	1.22
UHY Advisors, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(11)	(11)	(0.01)
UHY Advisors, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(6)	(6)	—
Verdantas, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.45%	05/06/2031	2,735	2,697	2,707	1.51
Verdantas, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.45%	05/06/2031	116	113	114	0.06
Verdantas, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	9.45%	05/06/2030	—	(4)	(3)	—
								25,093	25,198	14.10
Real Estate Management & Development
Associations, Inc.	(6) (7)	First Lien Debt	S +	6.50%	11.32%	07/03/2028	871	871	871	0.49
Associations, Inc.	(6) (7) (14)	First Lien Debt	S +	6.50%	11.32%	07/03/2028	11	11	11	0.01
Associations, Inc.	(6) (7) (14)	First Lien Debt	S +	6.50%	11.32%	07/03/2028	27	27	27	0.02
MRI Software, LLC	(6) (7)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	5,794	5,808	5,790	3.24
MRI Software, LLC	(6) (7) (14)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	4	4	4	—
MRI Software, LLC	(6) (7) (14)	First Lien Debt	S +	4.75%	9.08%	02/10/2027	10	9	10	0.01
								6,730	6,713	3.76
Software
Artifact Bidco, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.83%	07/01/2031	2,113	2,093	2,113	1.18
Artifact Bidco, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.83%	07/01/2031	—	(2)	—	—
Artifact Bidco, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.83%	07/01/2031	—	(3)	—	—
AuditBoard, Inc.	(6) (7)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	3,600	3,566	3,600	2.01
AuditBoard, Inc.	(6) (7) (14)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	—	(8)	—	—
AuditBoard, Inc.	(6) (7) (14)	First Lien Debt	S +	4.75%	9.08%	07/14/2031	—	(6)	—	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Central Parent, Inc.	(9)	First Lien Debt	S +	3.25%	7.58%	07/06/2029	499	502	491	0.27
Cloud Software Group, Inc.	(9)	First Lien Debt	S +	3.50%	7.83%	03/30/2029	371	370	371	0.21
Coupa Holdings, LLC	(6) (8)	First Lien Debt	S +	5.50%	10.09%	02/27/2030	1,633	1,606	1,626	0.91
Coupa Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.50%	10.09%	02/27/2030	—	(1)	(1)	—
Coupa Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.50%	10.09%	02/27/2029	—	(2)	(1)	—
Diligent Corporation	(6) (8)	First Lien Debt	S +	5.00%	10.09%	08/02/2030	5,628	5,589	5,628	3.15
Diligent Corporation	(6) (8) (14)	First Lien Debt	S +	5.00%	10.09%	08/02/2030	—	(6)	—	—
Diligent Corporation	(6) (8) (14)	First Lien Debt	S +	5.00%	10.09%	08/02/2030	—	(4)	—	—
E-Discovery AcquireCo, LLC	(6) (7)	First Lien Debt	S +	6.25%	10.70%	08/29/2029	1,458	1,440	1,453	0.81
E-Discovery AcquireCo, LLC	(6) (7) (14)	First Lien Debt	S +	6.25%	10.70%	08/29/2029	—	(1)	—	—
Epicor Software Corporation	(8)	First Lien Debt	S +	2.75%	7.11%	05/30/2031	499	500	502	0.28
Everbridge Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	7,850	7,813	7,850	4.39
Everbridge Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	42	42	42	0.02
Everbridge Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	9.59%	07/02/2031	—	—	—	—
Formstack Acquisition Co	(6) (7)	First Lien Debt	S +	5.25%	9.58%	03/28/2030	1,868	1,843	1,856	1.04
Formstack Acquisition Co	(6) (7) (14)	First Lien Debt	S +	5.25%	9.58%	03/28/2030	187	180	182	0.10
Formstack Acquisition Co	(6) (7) (14)	First Lien Debt	S +	5.25%	9.58%	03/28/2030	38	33	35	0.02
Granicus, Inc.	(6) (8)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	01/17/2031	1,570	1,556	1,570	0.88
Granicus, Inc.	(6) (8) (14)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	01/17/2031	2,403	2,376	2,402	1.34
Granicus, Inc.	(6) (8) (14)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	01/17/2031	—	(2)	—	—
GS AcquisitionCo, Inc.	(6) (7)	First Lien Debt	S +	5.25%	9.58%	05/25/2028	1,574	1,568	1,574	0.88
GS AcquisitionCo, Inc.	(6) (8) (14)	First Lien Debt	S +	5.25%	9.58%	05/25/2028	35	35	35	0.02
GS AcquisitionCo, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.58%	05/25/2028	—	(1)	—	—
Hootsuite, Inc.	(6) (11)	First Lien Debt	S +	5.50%	9.83%	05/22/2030	2,687	2,649	2,663	1.49
Hootsuite, Inc.	(6) (11) (14)	First Lien Debt	S +	5.50%	9.83%	05/22/2030	—	(4)	(3)	—
Icefall Parent, Inc.	(6) (7)	First Lien Debt	S +	6.50%	10.86%	01/25/2030	1,826	1,794	1,797	1.01
Icefall Parent, Inc.	(6) (7) (14)	First Lien Debt	S +	6.50%	10.86%	01/25/2030	—	(3)	(3)	—
LogRhythm, Inc.	(6) (7)	First Lien Debt	S +	7.50%	11.86%	07/02/2029	1,364	1,326	1,339	0.75
LogRhythm, Inc.	(6) (7) (14)	First Lien Debt	S +	7.50%	11.86%	07/02/2029	—	(4)	(2)	—
Mediaocean, LLC	(9)	First Lien Debt	S +	3.50%	7.96%	12/15/2028	995	998	997	0.56
Nasuni Corporation	(6) (8)	First Lien Debt	S +	5.75%	10.18%	09/10/2030	4,138	4,078	4,138	2.32
Nasuni Corporation	(6) (8) (14)	First Lien Debt	S +	5.75%	10.18%	09/10/2030	—	(12)	—	—
Optimizely North America, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.36%	10/30/2031	3,052	3,022	3,022	1.69
Optimizely North America, Inc.	(6) (8) (11)	First Lien Debt	E +	5.25%	8.11%	10/30/2031	€1,124	1,208	1,152	0.64
Optimizely North America, Inc.	(6) (8) (11)	First Lien Debt	SA +	5.50%	10.20%	10/30/2031	£375	482	465	0.26
Optimizely North America, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	5.00%	9.36%	10/30/2031	—	(4)	(4)	—
Runway Bidco, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	5,464	5,409	5,409	3.03
Runway Bidco, LLC	(6) (9) (14)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(7)	(7)	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Runway Bidco, LLC	(6) (9) (14)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(7)	(7)	—
UKG, Inc.		First Lien Debt	S +	3.00%	7.33%	02/10/2031	498	500	501	0.28
Vision Solutions, Inc.		First Lien Debt	S +	4.00%	8.85%	04/24/2028	997	994	981	0.55
								53,495	53,766	30.08
Specialty Retail
Les Schwab Tire Centers	(9)	First Lien Debt	S +	3.00%	7.36%	04/23/2031	498	499	499	0.28

Textiles, Apparel & Luxury Goods
Varsity Brands, Inc.	(10)	First Lien Debt	S +	3.75%	8.27%	08/26/2031	1,000	1,004	1,000	0.56

Transportation Infrastructure
KKR Apple Bidco, LLC	(9)	First Lien Debt	S +	2.75%	7.22%	09/22/2028	496	497	498	0.28
Wireless Telecommunication Services

CCI Buyer, Inc.	(8)	First Lien Debt	S +	4.00%	8.33%	12/17/2027	496	495	496	0.28
Mobile Communications America, Inc.	(6) (7)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	1,014	1,001	1,014	0.57
Mobile Communications America, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	63	61	63	0.04
Mobile Communications America, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	41	39	41	0.02
								1,596	1,614	0.90
Total Debt Investments								$268,181	$269,475	150.78%

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (12)	Preferred Equity	12.5% PIK	09/05/2024	15	$147	$147	0.08%
Electrical Equipment
Sparkstone Electrical Group	(6) (12) (13)	Common Equity		10/15/2024	1,500	150	150	0.08
Professional Services
Verdantas, LLC	(6) (12) (13)	Common Equity		05/03/2024	796	1	1	—
Verdantas, LLC	(6) (12)	Preferred Equity	10.00%	05/03/2024	78,804	84	95	0.05
						85	96	0.05
Software
Reveal Data Solutions	(6) (12) (13)	Common Equity		08/29/2023	12,307	16	20	0.01
Total Equity Investments						398	413	0.23
Total Portfolio Investments						$268,579	$269,888	151.01%

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
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR (“E”), SOFR (“S”) or SONIA (“SA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024. As of December 31, 2024, the reference rates for our variable rate loans were the C at 3.32% 1-month E 2.85%, 1-month S at 4.33%, 3-month S at 4.31%, 6-month S at 4.25%, SA at 4.70% and the P at 7.50%.
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
(9)
Loan includes interest rate floor of0.50%.
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

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except per share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	$1,284	$—
AWP Group Holdings, Inc.	Revolver	12/23/2030	212	—
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	978	(5)
Accordion Partners, LLC	Revolver	11/17/2031	652	(6)
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	625	(7)
Any Hour, LLC	Revolver	05/23/2030	180	(2)
Apollo Acquisition, Inc.	Delayed Draw Term Loan	12/30/2026	1,406	(7)
Apollo Acquisition, Inc.	Revolver	12/30/2030	563	(6)
Aptean, Inc.	Delayed Draw Term Loan	01/30/2026	70	—
Aptean, Inc.	Revolver	01/30/2031	127	—
Arcoro Holdings Corp.	Revolver	03/28/2030	261	(2)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	517	—
Artifact Bidco, Inc.	Revolver	07/26/2030	370	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2026	3,367	—
Ascend Partner Services, LLC	Revolver	08/11/2031	269	—
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	56	—
Associations, Inc.	Revolver	07/03/2028	27	—
AuditBoard, Inc.	Delayed Draw Term Loan	07/12/2026	1,714	—
AuditBoard, Inc.	Revolver	07/14/2031	686	—
Avalara, Inc.	Revolver	10/19/2028	109	—
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	41	—
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	63	—
Bullhorn, Inc.	Revolver	10/01/2029	74	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	01/29/2026	225	(3)
COP Collisionright Parent, LLC	Revolver	01/29/2030	108	(1)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	706	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	259	—
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	1,750	(9)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	700	(7)
Chase Intermediate, LLC	Delayed Draw Term Loan	08/31/2025	414	(1)
Chase Intermediate, LLC	Revolver	10/30/2028	35	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	05/10/2026	687	(4)
Consor Intermediate II, LLC	Revolver	05/12/2031	183	(1)
Coupa Holdings, LLC	Delayed Draw Term Loan	08/27/2025	147	(1)
Coupa Holdings, LLC	Revolver	02/27/2029	112	(1)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	824	—
Diligent Corporation	Revolver	08/02/2030	549	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	588	—
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	95	—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2025	588	—
EVDR Purchaser, Inc.	Revolver	02/14/2031	294	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	160	—
Eclipse Buyer, Inc.	Revolver	09/06/2031	81	—
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	92	—
Essential Services Holding Corporation	Revolver	06/17/2030	58	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except per share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	65	—
Everbridge Holdings, LLC	Revolver	07/02/2031	43	—
Formstack Acquisition Co	Delayed Draw Term Loan	03/30/2026	561	(4)
Formstack Acquisition Co	Revolver	03/28/2030	338	(2)
Foundation Risk Partners Corp.	Revolver	10/29/2029	200	—
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	05/31/2026	2,000	(19)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/02/2026	335	—
GPS Merger Sub, LLC	Revolver	10/02/2029	268	—
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	123	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	194	—
Gateway US Holdings, Inc.	Revolver	09/22/2028	54	—
Granicus, Inc.	Delayed Draw Term Loan	01/17/2026	838	(1)
Granicus, Inc.	Revolver	01/17/2031	220	—
GraphPad Software, LLC	Delayed Draw Term Loan	06/28/2026	98	—
GraphPad Software, LLC	Revolver	06/30/2031	41	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	74	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	60	—
Helios Service Partners, LLC	Delayed Draw Term Loan	02/10/2025	460	(4)
Helios Service Partners, LLC	Revolver	03/19/2027	46	—
Hercules Borrower, LLC	Delayed Draw Term Loan	04/05/2026	2,300	(7)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	03/27/2026	674	(3)
High Street Buyer, Inc.	Delayed Draw Term Loan	03/11/2026	905	(3)
Hootsuite, Inc.	Revolver	05/22/2030	300	(3)
Hyland Software, Inc.	Revolver	09/19/2029	136	—
IG Investment Holdings, LLC	Revolver	09/22/2028	505	(5)
Icefall Parent, Inc.	Revolver	01/25/2030	174	(3)
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	458	—
Imagine 360, LLC	Revolver	10/02/2028	284	—
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	156	—
Inszone Mid, LLC	Revolver	11/12/2029	117	—
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	48	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	675	(2)
Invictus Buyer, LLC	Revolver	06/03/2031	250	(1)
Iris Buyer, LLC	Delayed Draw Term Loan	04/02/2025	68	—
Iris Buyer, LLC	Revolver	10/02/2029	199	—
KENG Acquisition, Inc.	Delayed Draw Term Loan	08/01/2025	121	(1)
KENG Acquisition, Inc.	Revolver	08/01/2029	79	—
LogRhythm, Inc.	Revolver	07/02/2029	136	(2)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	08/29/2026	623	—
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	298	—
MRI Software, LLC	Delayed Draw Term Loan	09/04/2026	34	—
MRI Software, LLC	Revolver	02/10/2027	166	—
Magneto Components Buyco, LLC	Delayed Draw Term Loan	06/05/2025	507	(3)
Magneto Components Buyco, LLC	Revolver	12/05/2029	423	(3)
Mantech International CP	Delayed Draw Term Loan	06/14/2025	290	—
Mantech International CP	Revolver	09/14/2028	227	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except per share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	267	—
Mobile Communications America, Inc.	Revolver	10/16/2029	124	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	98	—
Model N, Inc.	Revolver	06/27/2031	52	—
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	790	(4)
NSI Holdings, Inc.	Revolver	11/15/2031	790	(8)
Nasuni Corporation	Revolver	09/10/2030	862	—
Optimizely North America, Inc.	Revolver	10/30/2031	450	(4)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	02/01/2026	230	(1)
PDI TA Holdings, Inc.	Revolver	02/03/2031	228	(1)
PMA Parent Holdings, LLC	Revolver	01/31/2031	148	(2)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	04/23/2026	130	(1)
Project Potter Buyer, LLC	Revolver	04/23/2026	150	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	451	—
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	213	—
RFS Opco, LLC	Revolver	04/04/2029	1,230	(5)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	08/30/2027	1,181	(3)
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	288	(1)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	1,477	—
Routeware, Inc.	Revolver	09/18/2031	341	—
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	1,358	(7)
Runway Bidco, LLC	Revolver	12/17/2031	679	(7)
SV Newco 2, Inc.	Delayed Draw Term Loan	05/31/2026	938	(7)
SV Newco 2, Inc.	Revolver	06/02/2031	563	(4)
Sonny's Enterprises, LLC	Revolver	08/05/2027	109	(3)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	313	(2)
Spark Buyer, LLC	Revolver	10/15/2031	156	(2)
Superman Holdings, LLC	Delayed Draw Term Loan	08/28/2026	874	—
Superman Holdings, LLC	Revolver	08/29/2031	387	—
Tank Holding Corp.	Delayed Draw Term Loan	11/22/2025	35	—
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	06/19/2025	362	(1)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	261	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	909	—
Transit Technologies, LLC	Revolver	08/20/2030	546	—
Trintech, Inc.	Revolver	07/25/2029	102	(1)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	2,208	(11)
UHY Advisors, Inc.	Revolver	11/21/2031	584	(6)
VRC Companies, LLC	Revolver	06/29/2027	59	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/05/2025	1,729	(11)
Vehlo Purchaser, LLC	Revolver	05/24/2028	17	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	09/27/2026	430	—
Verdantas, LLC	Revolver	05/06/2030	292	(3)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	979	(5)
Vertex Service Partners, LLC	Revolver	11/08/2030	9	—
YI, LLC	Delayed Draw Term Loan	06/01/2025	356	—
YI, LLC	Revolver	12/03/2029	267	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except per share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
iCIMS, Inc.	Revolver	08/18/2028	67	—
Total Unfunded Commitments			$62,566	$(229)

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2025

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

(2)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company applies fair value to its investments in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”) issued by the FASB. The Company’s Board of Directors (the “Board of Directors” or the “Board”) has delegated to the Investment Adviser as the valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 “Fair Value Measurements” for the Company's framework for determining fair value, fair value hierarchies, and the composition of the Company's portfolio.

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

As of September 30, 2025 and December 31, 2024, the Company had no investments on non-accrual status.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For both the three and nine months ended September 30, 2025, the Company accrued $— and $— U.S. federal excise tax, respectively. For both the three and nine months ended September 30, 2024, the Company did not accrue any U.S. federal excise tax.

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

(3)
RELATED PARTY TRANSACTIONS

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

The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are ultimately borne by the unitholders.

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

For the three and nine months ended September 30, 2025, base management fees were $838 and $2,232, respectively, and the Investment Adviser irrevocably agreed to waive $740 and $1,905, respectively. For the three and nine months ended September 30, 2024, base management fees were $423 and $931, respectively, and the Investment Adviser irrevocably agreed to waive $423 and $931, respectively. As of September 30, 2025 and December 31, 2024, $98 and $518, respectively, was payable to the Investment Adviser relating to base management fees.

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

Pursuant to the Investment Advisory Agreement, the Company pays the Investment Adviser an incentive fee with respect to its pre-incentive fee net investment income as follows:

•
No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which pre-incentive fee net investment income does not exceed a hurdle rate of 1.25% (5% annualized);
•
100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.4286% in any quarter (5.7143% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.4286%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 12.5% of pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.4286% in any calendar quarter; and
•
12.5% of the pre-incentive fee net investment income, if any, that exceeds 1.4286% in any calendar quarter (5.7143% annualized), which reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all pre-incentive fee net investment income is paid to the Investment Adviser.

For the three and nine months ended September 30, 2025, income-based incentive fees were $832, and $2,192, respectively, and the Investment Adviser irrevocably agreed to waive $740 and $1,905, respectively. For the three and nine months ended September 30, 2024, income-based incentive fees were $499, and $1,004, respectively, and the Investment Adviser irrevocably agreed to waive $499 and $1,004, respectively. Any income-based incentive fees waived are not subject to recoupment by the Adviser. As of September 30, 2025 and December 31, 2024, $92 and $395, respectively, was payable to the Investment Adviser relating to income-based incentive fees.

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

For the three and nine months ended September 30, 2025, capital gains incentive fees accrued to the Investment Adviser were $3 and $(56), respectively. For the three and nine months ended September 30, 2024, capital gains incentive fees accrued to the Investment Adviser were $6 and $46, respectively. As of September 30, 2025 and December 31, 2024, $125 and $182, respectively, was payable to the Investment Adviser relating to capital gains incentive fees.

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

For the three and nine months ended September 30, 2025, the Company incurred $38 and $139, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company incurred $(6) and $58, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of September 30, 2025 and December 31, 2024 was $68 and $2, respectively.

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

For the three and nine months ended September 30, 2025, there were $— and $—, respectively, of Expense Payments under the Expense Support Agreement, which were recorded in expense support on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, there were $— and $325, respectively, of Expense Payments under the Expense Support Agreement, which were recorded in expense support on the Consolidated Statements of Operations.

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

MS Credit Partners Holdings, Inc. Investment

MS Credit Partners Holdings, Inc., (“MS Credit Partners Holdings”), an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements to purchase Units up to an aggregate amount of $25,000 or such amount so that the Company is not considered to be “controlled” by Morgan Stanley or its affiliates for purposes of the Bank Holding Company Act of 1956, as amended from time to time. As of September 30, 2025, MS Credit Partners Holdings, has made an aggregate capital contribution of $9,884, in exchange for 488,818 Units. MS Credit Partners Holdings has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.

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

The composition of the Company’s investment portfolio was as follows:

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$446,650	$447,724	99.6%	$267,555	$268,845	99.6%
Other Debt Investments	692	680	0.2	626	630	0.2
Equity	1,037	1,020	0.2	398	413	0.2
Total	$448,379	$449,424	100.0%	$268,579	$269,888	100.0%

The industry composition of investments at fair value was as follows:

	September 30, 2025	December 31, 2024
Aerospace & Defense	0.4%	0.7%
Automobile Components	0.4	0.7
Automobiles	3.3	2.8
Beverages	0.6	—
Biotechnology	—	2.7
Building Products	1.6	2.5
Chemicals	0.6	1.1
Commercial Services & Supplies	10.6	10.6
Construction & Engineering	2.3	1.6
Consumer Staples Distribution & Retail	1.3	0.9
Containers & Packaging	0.5	0.8
Distributors	0.4	1.1
Diversified Consumer Services	5.7	6.4
Electrical Equipment	0.8	0.3
Electronic Equipment, Instruments & Components	2.8	3.1
Electric Utilities	0.2	0.3
Financial Services	4.4	2.8
Ground Transportation	1.4	0.5
Health Care Equipment & Supplies	1.8	1.9
Health Care Providers & Services	5.2	3.8
Health Care Technology	1.1	2.1
Household Products	0.2	0.3
Industrial Conglomerates	1.7	0.6
Insurance Services	7.6	8.5
Interactive Media & Services	0.8	—
IT Services	6.2	4.9
Leisure Products	0.2	0.4
Life Sciences Tools & Services	1.5	2.5
Machinery	0.9	1.4
Media	0.2	0.4
Multi-Utilities	0.7	1.1
Pharmaceuticals	0.6	—
Professional Services	9.9	9.4
Real Estate Management & Development	2.4	2.5
Software	19.9	19.9
Specialty Retail	0.1	0.2
Textiles, Apparel & Luxury Goods	0.2	0.4
Transportation Infrastructure	0.1	0.2
Wireless Telecommunication Services	1.4	0.6
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2025			December 31, 2024
Geographic	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Canada	$10,870	$10,943	2.4%	$5,905	$5,960	2.2%
United States	437,509	438,481	97.6	262,674	263,928	97.8
Total	$448,379	$449,424	100.0%	$268,579	$269,888	100.0%

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

As part of the valuation process, the Valuation Designee, takes into account relevant factors and appropriate techniques in determining the fair value of the Company’s investments, with the assistance of the independent valuation firms (“Valuation Firms”). The valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Non-controlled debt investments are generally fair valued using the discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Valuation Designee, under the supervision of the Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•
With respect to each portfolio company or investment for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;
•
With respect to each portfolio company or investment for which market quotations are not readily available, the Valuation Designee will engage one or more Valuation Firms to provide a preliminary independent valuations of the investments to the Valuation Designee. The Valuation Firms independently value such investments using quantitative and qualitative information according to the valuation methodologies in the Investment Adviser’s valuation policy;
•
The Valuation Designee reviews the recommended valuations and determines the fair value of each investment;
•
The Valuation Designee provides to the valuation committee, which is comprised of members of the Investment Adviser’s senior management, its valuation recommendation along with valuation-related information for each portfolio company or investment;
•
Each quarter, the (audit committee (the "Audit Committee") reviews the valuation assessments provided by the Valuation Designee and provides the Board with a report of the results of such review; and
•
The Board and Audit Committee each oversee the Valuation Designee and the valuation process.

Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of the investments as of:

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$28,435	$419,289	$447,724	$—	$29,567	$239,278	$268,845
Other Debt Investments	—	—	680	680	—	—	630	630
Equity	—	—	1,020	1,020	—	—	413	413
Total	$—	$28,435	$420,989	$449,424	$—	$29,567	$240,321	$269,888

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2025:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$354,185	$659	$517	$355,361
Purchases of investments (1)	75,054	—	491	75,545
Proceeds from principal repayments and sales of investments (2)	(10,356)	—	—	(10,356)
Accretion of discount/amortization of premium	196	—	—	196
Payment-in-kind	83	23	4	110
Net change in unrealized appreciation (depreciation)	127	(2)	8	133
Transfers into/out of Level 3 (3)	—	—	—	—
Fair value, end of period	$419,289	$680	$1,020	$420,989
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2025	$168	$(2)	$8	$174

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2025:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$239,278	$630	$413	$240,321
Purchases of investments (1)	199,980	—	629	200,609
Proceeds from principal repayments and sales of investments (2)	(19,033)	—	—	(19,033)
Accretion of discount/amortization of premium	485	1	—	486
Payment-in-kind	327	65	9	401
Net change in unrealized appreciation (depreciation)	265	(16)	(31)	218
Transfers into/out of Level 3 (3)	(2,013)	—	—	$(2,013)
Fair value, end of period	$419,289	$680	$1,020	$420,989
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2025	$324	$(16)	$(31)	$277

(1)
Purchases may include investments received in corporate actions actions and restructurings.
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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2024:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$49,629	$-	$16	$49,645
Purchases of investments (1)	160,610	577	226	161,413
Proceeds from principal repayments and sales of investments (2)	(11,891)	—	—	(11,891)
Accretion of discount/amortization of premium	316	—	—	316
Payment-in-kind	77	28	—	105
Net change in unrealized appreciation (depreciation)	510	2	19	531
Net realized gains (losses)	5	—	—	5
Transfers into/out of Level 3 (3)	(924)	—	—	(924)
Fair value, end of period	$198,332	$607	$261	$199,200

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2024	$502	$2	$19	$523

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2025 and December 31, 2024, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2025
	Fair	Valuation	Significant Unobservable	Range(1)		Weighted
	Value	Technique(3)	Input	Low	High	Average(2)
Investments in first lien debt	$419,289	Yield Analysis	Discount Rate	6.77%	16.51%	8.62%
Other debt	680	Yield Analysis	Discount Rate			14.45%
Preferred equity	149	Income Approach	Discount Rate			12.77%
	356	Market Approach	EBITDA Multiple	14.75x	15.43x	15.23x
Common equity	499	Market Approach	EBITDA Multiple	11.00x	17.50x	13.46x
	16	Market Approach	Revenue Multiple			22.25x
Total Investments	$420,989

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
(3)
During the nine months ended September 30, 2025, one preferred equity position with a fair value of $0.10 million transitioned from an income approach to a market approach valuation technique.

	December 31, 2024
	Fair	Valuation	Significant Unobservable	Range(1)		Weighted
	Value	Technique(3)	Input	Low	High	Average(2)
Investments in first lien debt	$239,278	Yield Analysis	Discount Rate	7.29%	15.23%	9.38%
Other debt	630	Yield Analysis	Discount Rate			9.42%
Preferred equity	242	Income Approach	Discount Rate	14.80%	17.50%	16.44%
Common equity	151	Market Approach	EBITDA Multiple	13.02x	14.80x	13.03x
	20	Market Approach	Revenue Multiple			7.60x
Total Investments	$240,321

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

Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facility, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facility is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

		September 30, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
SMBC Facility	3	$185,207	$185,207	$91,018	$91,018

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)
DEBT

The Company’s outstanding debt obligations were as follows:

	September 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility	$340,000	$185,207	$154,793	$315,000	$91,018	$223,982

The Company’s summary information of its debt obligations were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Weighted average interest rate(1)	6.57%	7.58%	6.56%	7.68%
Weighted average effective interest rate(2)	6.97%	8.41%	7.02%	9.23%
Weighted average outstanding balance	$146,696	$57,746	$127,131	$21,531

(1)
Excludes unused fees and financing costs.
(2)
Excludes unused fees.

SMBC Facility

On July 19, 2023, the Company entered into a Senior Secured Revolving Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “SMBC Facility”) with the Company, as a borrower, Sumitomo Mitsui Banking Corporation (“SMBC”), as administrative agent, lead arranger, and sole bookrunner, and the lenders from time to time party thereto. Pursuant to the SMBC Facility, the lenders initially agreed to extend credit to the Company in an aggregate principal amount of up to $315,000, subject to availability under a borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the SMBC Facility may be increased to $500,000 through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. Effective August 21, 2025, this aggregate principal amount was increased to $340,000 pursuant to the accordion feature. The availability period of the SMBC Facility will terminate on July 25, 2028 and will mature on July 25, 2029.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the SMBC Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greater of (a) zero and (b) the highest of (i) the prime rate as publicly announced by The Wall Street Journal, (ii) the sum of the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus 0.5%, and (iii) the rate per annum equal to 1% plus (x) the greater of (A) Term SOFR and (B) zero) plus 1.00% or 1.125%, based on certain borrowing base conditions and (y) for loans for which the Company elects the SOFR option, Term SOFR for such interest period, plus 2.000% or 2.125%, depending on certain borrowing base conditions. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of September 30, 2025, the Company was in compliance with all covenants and other requirements of the SMBC Facility.

The summary information of the SMBC Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$2,462	$1,119	$6,325	$1,258
Facility unused commitment fees	172	189	545	372
Amortization of deferred financing costs	151	122	439	254
Total	$2,785	$1,430	$7,309	$1,884

(7)
COMMITMENTS AND CONTINGENCIES

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, the Company had $110,949 and $62,566, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans.

(8)
MEMBERS’ CAPITAL

The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	September 30, 2025	December 31, 2024
Net distributable earnings, beginning of period	$1,395	$354
Net investment income (loss)	17,306	11,272
Net realized gain (loss)	3	73
Net unrealized appreciation (depreciation)	(453)	1,221
Distributions declared	(17,402)	(11,577)
Tax reclassification of unitholders' equity	—	52
Net distributable earnings, end of period	$849	$1,395

The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred were as follow:

Unit Issuance Date	Class I Units Issued	Proceeds Received
For the nine months ended September 30, 2025
January 01, 2025	943,938	$19,143
February 01, 2025	634,382	12,859
March 01, 2025	745,020	15,087
April 01, 2025	882,789	17,814
May 01, 2025	365,324	7,354
June 01, 2025	244,821	4,936
July 01, 2025	645,483	13,045
August 01, 2025	207,662	4,197
September 01, 2025	263,374	5,320
Total	4,932,793	$99,755
For the nine months ended September 30, 2024
January 01, 2024	918,507	$18,462
February 01, 2024	366,271	7,373
March 01, 2024	487,396	9,826
April 01, 2024	583,000	11,736
May 01, 2024	524,319	10,555
June 01, 2024	997,355	20,147
July 01, 2024	444,009	8,969
August 01, 2024	277,270	5,606
September 01, 2024	446,941	9,059
Total	5,045,068	$101,733

The following table summarizes the Company’s distributions declared and payable were as follow:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Nine Months Ended September 30, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1430	$1,398
February 27, 2025	February 28, 2025	March 05, 2025	0.1429	1,492
March 25, 2025	March 31, 2025	April 03, 2025	0.1430	1,605
January 27, 2025	March 31, 2025	April 03, 2025	0.0507	569
April 25, 2025	April 30, 2025	May 05, 2025	0.1429	1,700
May 22, 2025	May 31, 2025	June 04, 2025	0.1428	1,757
June 18, 2025	June 30, 2025	July 03, 2025	0.1423	1,790
June 18, 2025	June 30, 2025	July 03, 2025	0.0505	635
July 24, 2025	July 31, 2025	August 05, 2025	0.1424	1,881
August 21, 2025	August 31, 2025	September 03, 2025	0.1426	1,919
September 22, 2025	September 30, 2025	October 03, 2025	0.1425	1,961
September 22, 2025	September 30, 2025	October 03, 2025	0.0505	695
Total Distributions			$1.4361	$17,402
For the Nine Months Ended September 30, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1591	$490
February 27, 2024	February 29, 2024	March 05, 2024	0.1593	551
March 25, 2024	March 31, 2024	April 04, 2024	0.1596	631
April 25, 2024	April 30, 2024	May 03, 2024	0.1594	721
May 28, 2024	May 31, 2024	June 05, 2024	0.1594	809
June 25, 2024	June 30, 2024	July 03, 2024	0.1599	974
July 25, 2024	July 31, 2024	August 05, 2024	0.1599	1,042
August 27, 2024	August 31, 2024	September 05, 2024	0.1601	1,091
September 24, 2024	September 30, 2024	October 03, 2024	0.1605	1,169
Total Distributions			$1.4372	$7,478

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

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP were as follow:

Payment Date	DRIP Units Issued	DRIP Units Value
For the nine months ended September 30, 2025
January 06, 2025	25,363	$514
February 05, 2025	28,796	584
March 05, 2025	31,379	635
April 03, 2025	44,857	906
May 05, 2025	34,378	692
June 04, 2025	35,429	714
July 03, 2025	48,996	990
August 05, 2025	37,718	762
September 03, 2025	38,779	784
Total	325,695	$6,581
For the nine months ended September 30, 2024
January 04, 2024	4,483	$90
February 05, 2024	9,919	200
March 05, 2024	11,682	236
April 04, 2024	13,050	263
May 03, 2024	14,667	295
June 05, 2024	18,143	366
July 03, 2024	20,287	410
August 05, 2024	21,181	428
September 05, 2024	22,357	453
Total	135,769	$2,741

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

The following table further summarizes the unit repurchases completed for the nine months ended September 30, 2025:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 07, 2025	5.00%	$20.18	March 31, 2025	$5,024	248,972	2.83%	—
June 07, 2025	5.00%	$20.21	June 30, 2025	$1,247	61,693	0.56%	—
September 04, 2025	5.00%	$20.22	September 30, 2025	$3,134	154,986	1.24%	—
Total				$9,405	465,651

(1) Percentage is based on total units as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

For the nine months ended September 30, 2024, units repurchased as follows:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 05, 2024	5.00%	$20.13	March 31, 2024	$351	17,435	0.81%	—
June 08, 2024	5.00%	$20.20	June 30, 2024	$791	39,147	0.99%	—
September 07, 2024	5.00%	$20.31	September 30, 2024	$5,824	286,775	4.74%	—
Total				$6,966	343,357

(1) Percentage is based on total units as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

(9)
EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings per Unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator—net increase/(decrease) in Members' Capital resulting from operations	$6,584	$4,033	$16,856	$8,674
Denominator—weighted average Units outstanding	13,467,787	6,860,089	12,077,276	5,201,659
Basic and diluted earnings (loss) per Unit	$0.49	$0.59	$1.40	$1.67

(10)
CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights:

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Per Unit Data:(1)
Net asset value, beginning of period	$20.28	$20.10
Net investment income (loss)	1.43	1.60
Net unrealized and realized gain (loss)(2)	(0.05)	0.05
Net increase (decrease) in net assets resulting from operations	1.38	1.65
Distributions declared	(1.44)	(1.44)
Total increase (decrease) in net assets	(0.06)	0.21
Net asset value, end of period	$20.22	$20.31
Units outstanding, end of period	13,604,341	6,995,354
Weighted average units outstanding	12,077,276	5,201,659
Total return based on net asset value(3)	7.02%	8.50%
Ratio/Supplemental Data:
Members' Capital, end of period	$275,111	$142,072
Ratio of expenses before waivers to average Members' Capital(4)	6.82%	5.71%
Ratio of net expenses to average Members’ Capital(4)	5.01%	3.23%
Ratio of net investment income to average Members’ Capital(4)	9.46%	10.66%
Asset coverage ratio(5)	249.00%	291.00%
Portfolio turnover rate	5.95%	10.05%

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
(11)
SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

October Issuances and Distribution Declarations

Pursuant to the Company’s continuous private offering, the Company issued approximately 169,297 Units for an aggregate offering price of $3.4 million effective October 1, 2025.

On October 23, 2025, the Company declared a distribution in the amount of $0.1425 per unit and payable on or around November 5, 2025 to unitholders of record as of October 31, 2025.

November Issuances

Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the Company’s Units for an aggregate offering price of $4.0 million effective November 1, 2025.

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

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events and natural disasters;
•
uncertainty and changes in the general interest rate environment;
•
general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
•
the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
disruptions related to tariffs and other trade or sanction issues;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser (the “Adviser” or “Investment Adviser”), and its affiliates;
•
the dependence of our future success on the general economy and its effect on the industries in which we invest;
•
the ability of our portfolio companies to achieve their objectives;
•
the use of borrowed money to finance a portion of our investments;
•
the adequacy of our financing sources and working capital;
•
the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•
the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•
our ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”);
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•
currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign companies;
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the risks, uncertainties and other factors we identify under “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and elsewhere in this Report.

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

Pursuant to the exemptive relief granted by the SEC to us and our Adviser on June 3, 2025 (the “Order”), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds (as defined in the Order), and other accounts advised by our Adviser and its affiliates, which may include proprietary accounts of Morgan Stanley, if applicable, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of ours is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.

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

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the investment advisory agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by MS Private Credit Administrative Services LLC (the “Administrator”) in performing its administrative obligations under the administration agreement (the “Administration Agreement”) between us and the Administrator; and (iii) other operating expenses as detailed below:

•
initial organization costs and offering costs incurred;
•
costs associated with any private offerings of our common units (the “Units”) and any other securities offerings;
•
the cost of effecting any sales and repurchases of our Units and other securities;
•
calculating individual asset values and our net asset value (including the cost and expenses of any third-party valuation services);
•
out of pocket expenses, including travel, entertainment, lodging, and meal expenses, incurred by the Investment Adviser, or members of its investment team or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies (including, without limitation, any reverse termination fees and any liquidated damage and any costs related to broken deals) and monitoring actual portfolio companies and, if necessary, enforcing our rights;
•
base management fee and any incentive fees payable under the Investment Advisory Agreement;
•
certain costs and expenses relating to distributions paid by us;
•
administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
•
arrangement, debt service and other costs of borrowings, senior securities or other financing arrangements;
•
the allocated costs incurred by the Investment Adviser in providing managerial assistance to those portfolio companies that request it;
•
amounts payable to third parties relating to, or associated with, sourcing, evaluating, making, settling, clearing, monitoring, holding or disposing of prospective or actual investments;
•
the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments;
•
dues and expenses incurred in connection with membership industry or trade organizations;
•
fees and expenses payable under any dealer manager agreements;
•
escrow agent, distribution agent, transfer agent and custodial fees and expenses;
•
costs of derivatives and hedging;
•
commissions and other compensation payable to brokers or dealers;
•
any fees payable to rating agencies;
•
federal and state registration fees;
•
U.S. federal, state and local taxes, including any excise taxes;
•
costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
•
Independent Director fees and expenses;
•
costs of preparing consolidated financial statements and maintaining books and records, costs of preparing tax returns, costs of 1940 Act compliance, Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including registration fees, and the compensation of professionals responsible for the preparation or review of the foregoing;
•
the costs of any reports, proxy statements or other notices to our unitholders (including printing and mailing costs), the costs of any unitholders’ meetings, and costs and expenses of preparation for the foregoing and related matters;
•
the costs of specialty and custom software for monitoring risk, compliance and overall investments;
•
fees and expenses associated with marketing efforts;
•
any fidelity bond required by applicable law;
•
any necessary insurance premiums;
•
any extraordinary expenses (such as litigation or indemnification payments or amounts payable pursuant to any agreement to provide indemnification entered into by the Company),
•
direct fees and expenses associated with independent audits, agency, consulting and legal costs;
•
cost of winding up; and
•
all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under the Administration Agreement based upon our allocable portion of the compensation paid to our Chief Financial Officer and Chief Compliance Officer and reimbursing third-party expenses incurred by the Administrator in carrying out its administrative services including, but not limited to, the fees and expenses associated with performing compliance functions.

We reimburse the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement or otherwise. We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$446,650	$447,724	99.6%	$267,555	$268,845	99.6%
Other Debt Investments	692	680	0.2	626	630	0.2
Equity	1,037	1,020	0.2	398	413	0.2
Total	$448,379	$449,424	100.0%	$268,579	$269,888	100.0%

Our debt portfolio (excluding our liquid loan portfolio) displayed the following characteristics of each of our investments(1)(2), unless otherwise noted:

	As of
	September 30, 2025	December 31, 2024
Number of portfolio companies	152	128
Number of new investment commitments in portfolio companies	31	92
Number of investment commitments exited or fully repaid	7	5
Percentage of debt investments bearing a floating rate, at fair value	99.8%	99.8%
Percentage of debt investments bearing a fixed rate, at fair value	0.2%	0.2%
Weighted average yield on debt and income producing investments, at cost(3)	9.1%	9.7%
Weighted average yield on debt and income producing investments, at fair value(3)	9.0%	9.7%
Weighted average yield on total portfolio, at cost(4)	9.0%	9.7%
Weighted average yield on total portfolio, at fair value(4)	9.0%	9.7%
Weighted average 12-month EBITDA	$151.4	$161.8
Median 12-month EBITDA	$96.3	$111.3
Weighted average net leverage through tranche(5)	6.0x	6.2x
Weighted average interest coverage(6)	1.9x	1.7x
Weighted average loan to value(7)	39.3%	40.4%
Percentage of debt investments with one or more financial covenants	44.9%	50.7%
Percentage of our debt investments that are sponsor backed	99.0%	99.6%
Percentage of loans and other debt in support of LBOs and acquisitions	62.4%	59.7%
Percentage of our debt portfolio subject to business cycle volatility	5.7%	6.1%
Average position size of our investments	$3.0	$2.1

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
(4)
Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on all investments of the Company divided by (b) total investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
(5)
Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche that the Company is a lender, excluding recurring revenue investments.
(6)
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
(7)
Calculated using total outstanding debt through the tranche that the Company is a lender divided by total enterprise value from the private equity sponsor or market comparables.

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended
	September 30, 2025	September 30, 2024
New investments committed
Gross principal balance(1)	$98,409	$78,635
Net new investments committed	$98,409	$78,635
Investments, at cost
Investments, beginning of period	$384,828	$170,042
New investments purchased	75,545	60,894
Net accretion of discount on investments	189	164
Payment-in-kind	110	52
Net realized gain (loss) on investments	—	7
Investments sold or repaid	(12,293)	(9,853)
Investments, end of period	$448,379	$221,306
Principal amount of investments funded
First lien debt	75,782	61,406
Other debt investments	—	—
Equity(2)	251	—
Total	$76,033	$61,406
Amount of investments sold/fully repaid, at principal
First lien debt investments	$(12,292)	$(9,853)
Total	$(12,292)	$(9,853)

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

Risk Rating 1 — In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which trends or factors may include the performance of the portfolio company, or the likelihood of a potential exit.

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

Risk Rating 3 — In the opinion of our Investment Adviser, investments in Risk Rating 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as due to declining financial performance and non-compliance with debt covenants; however, principal and interest payments are not more than 120 days past due.

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	September 30, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	—%	$—	—%
Risk rating 2	447,517	99.6	269,888	100.0
Risk rating 3	1,907	0.4	—	—
Risk rating 4	—	—	—	—
Total	$449,424	100.0%	$269,888	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	September 30, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$448,379	100.0%	$268,579	100.0%
Non-accrual	—	—	—	—
Total	$448,379	100.0%	$268,579	100.0%

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total investment income	$10,009	$5,641	$26,548	$10,744
Less: Net expenses	3,447	1,657	9,242	2,439
Net investment income (loss)	6,562	3,984	17,306	8,305
Net investment income (loss) after taxes	6,562	3,984	17,306	8,305
Net change in unrealized appreciation (depreciation)	21	42	(453)	362
Net realized gain (loss)	1	7	3	7
Net increase (decrease) in Members' Capital resulting from operations	$6,584	$4,033	$16,856	$8,674

Investment Income

Investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income:
Interest income	$9,853	$5,366	$26,043	$10,272
Payment-in-kind income	124	58	436	109
Dividend income	4	—	10	—
Other income	28	217	59	363
Total Investment Income	$10,009	$5,641	$26,548	$10,744

In the table above, total investment income increased from $5,641 and $10,744 for the three and nine months ended September 30, 2024, respectively to $10,009 and $26,548 for the three and nine months ended September 30, 2025, respectively. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at cost increased from $268,579 as of December 31, 2024 to $448,379 as of September 30, 2025.

Expenses

Expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Expenses:
Interest and other financing expenses	$2,785	$1,430	$7,309	$1,884
Management fees	838	423	2,232	931
Income based incentive fees	832	499	2,192	1,004
Capital gains incentive fees	3	6	(56)	46
Professional fees	371	185	1,025	608
Directors' fees	38	27	129	79
Administrative service fees	38	(6)	139	58
Organization and offering costs	—	7	—	54
General and other expenses	22	8	82	35
Total expenses	$4,927	$2,579	$13,052	$4,699
Income based incentive fee waiver (Note 3)	(740)	(499)	(1,905)	(1,004)
Expense support (Note 3)	—	—	—	(325)
Management fees waiver (Note 3)	(740)	(423)	(1,905)	(931)
Net expenses	$3,447	$1,657	$9,242	$2,439
Excise tax expense	$—	$—	$—	$—

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, increased from $1,430 and $1,884 for the three and nine months ended September 30, 2024, to $2,785 and $7,309, respectively, for the three and nine months ended September 30, 2025, respectively. The increase was primarily driven by our increased borrowings. Our debt outstanding increased from $91,018 as of December 31, 2024 to $185,207 as of September 30, 2025.

Base Management Fee

For the three and nine months ended September 30, 2025, management fees net of waiver was $98 and $327, respectively. For the three and nine months ended September 30, 2024, management fees net of waiver was $- and $-, respectively.

Incentive Fee

For the three and nine months ended September 30, 2025, income-based incentive fees net of waiver was $92 and $287, respectively. For the three and nine months ended September 30, 2024, income-based incentive fees net of waiver was $- and $-, respectively. For the three and nine months ended September 30, 2025, capital gains incentive fees accrued to the Investment Adviser were $3 and $(56), respectively. For the three and nine months ended September 30, 2024, capital gains incentive fees accrued to the Investment Adviser were $6 and $46, respectively.

Professional Fees, Administrative Service Fee and Other Expenses

Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company which include costs of a financial printer utilized for certain preparation, printing and distribution services related to the offering materials.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$—	$7	$2	$7
Foreign currency and other transactions	1	—	1	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$22	$42	$(454)	$362
Translation of assets and liabilities in foreign currencies	(1)	—	1	—
Net realized and unrealized gain (loss)	$22	$49	$(450)	$369

For the three and nine months ended September 30, 2025, net change in unrealized appreciation (depreciation) on our investments of $22 and $(454), respectively was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies.

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

As of September 30, 2025, we had approximately $13.6 million of cash, which taken together with our approximately $154.8 million of availability under the SMBC Facility (subject to borrowing base availability) (as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of September 30, 2025, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $110.9 million.

Unregistered Sales of Equity Securities

The following table summarizes total Units issued and proceeds received for the nine months ended September 30, 2025 and September 30, 2024, respectively:

Unit Issuance Date	Class I Units Issued	Proceeds Received
For the nine months ended September 30, 2025
January 01, 2025	943,938	$19,143
February 01, 2025	634,382	12,859
March 01, 2025	745,020	15,087
April 01, 2025	882,789	17,814
May 01, 2025	365,324	7,354
June 01, 2025	244,821	4,936
July 01, 2025	645,483	13,045
August 01, 2025	207,662	4,197
September 01, 2025	263,374	5,320
Total	4,932,793	$99,755
For the nine months ended September 30, 2024
January 01, 2024	918,507	$18,462
February 01, 2024	366,271	7,373
March 01, 2024	487,396	9,826
April 01, 2024	583,000	11,736
May 01, 2024	524,319	10,555
June 01, 2024	997,355	20,147
July 01, 2024	444,009	8,969
August 01, 2024	277,270	5,606
September 01, 2024	446,941	9,059
Total	5,045,068	$101,733

Distribution Reinvestment

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2025 and September 30, 2024, respectively:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Nine Months Ended September 30, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1430	$1,398
February 27, 2025	February 28, 2025	March 05, 2025	0.1429	1,492
March 25, 2025	March 31, 2025	April 03, 2025	0.1430	1,605
January 27, 2025	March 31, 2025	April 03, 2025	0.0507	569
April 25, 2025	April 30, 2025	May 05, 2025	0.1429	1,700
May 22, 2025	May 31, 2025	June 04, 2025	0.1428	1,757
June 18, 2025	June 30, 2025	July 03, 2025	0.1423	1,790
June 18, 2025	June 30, 2025	July 03, 2025	0.0505	635
July 24, 2025	July 31, 2025	August 05, 2025	0.1424	1,881
August 21, 2025	August 31, 2025	September 03, 2025	0.1426	1,919
September 22, 2025	September 30, 2025	October 03, 2025	0.1425	1,961
September 22, 2025	September 30, 2025	October 03, 2025	0.0505	695
Total Distributions			$1.4361	$17,402
For the Nine Months Ended September 30, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1591	$490
February 27, 2024	February 29, 2024	March 05, 2024	0.1593	551
March 25, 2024	March 31, 2024	April 04, 2024	0.1596	631
April 25, 2024	April 30, 2024	May 03, 2024	0.1594	721
May 28, 2024	May 31, 2024	June 05, 2024	0.1594	809
June 25, 2024	June 30, 2024	July 03, 2024	0.1599	974
July 25, 2024	July 31, 2024	August 05, 2024	0.1599	1,042
August 27, 2024	August 31, 2024	September 05, 2024	0.1601	1,091
September 24, 2024	September 30, 2024	October 03, 2024	0.1605	1,169
Total Distributions			$1.4372	$7,478

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

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP were as follow:

Payment Date	DRIP Units Issued	DRIP Units Value
For the nine months ended September 30, 2025
January 06, 2025	25,363	$514
February 05, 2025	28,796	584
March 05, 2025	31,379	635
April 03, 2025	44,857	906
May 05, 2025	34,378	692
June 04, 2025	35,429	714
July 03, 2025	48,996	990
August 05, 2025	37,718	762
September 03, 2025	38,779	784
Total	325,695	$6,581
For the nine months ended September 30, 2024
January 04, 2024	4,483	$90
February 05, 2024	9,919	200
March 05, 2024	11,682	236
April 04, 2024	13,050	263
May 03, 2024	14,667	295
June 05, 2024	18,143	366
July 03, 2024	20,287	410
August 05, 2024	21,181	428
September 05, 2024	22,357	453
Total	135,769	$2,741

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

The following table further summarizes the unit repurchases completed for the nine months ended September 30, 2025:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 07, 2025	5.00%	$20.18	March 31, 2025	$5,024	248,972	2.83%	—
June 07, 2025	5.00%	$20.21	June 30, 2025	1,247	61,693	0.56%	—
September 04, 2025	5.00%	$20.22	September 30, 2025	3,134	154,986	1.24%	—
Total				$9,405	465,651

(1)
Percentage is based on total units as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.

For the nine months ended September 30, 2024, units repurchased as follows.

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
(2)
All repurchase requests were satisfied in full.

Debt

Our outstanding debt obligations were as follows:

	September 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility	$340,000	$185,207	$154,793	$315,000	$91,018	$223,982

For further details, see Note 6 “Debt” to our consolidated financial statements included in this Report.

RECENT DEVELOPMENTS

October Issuances and Distribution Declarations

Pursuant to our continuous private offering, we issued approximately 169,297 Units for an aggregate offering price of $3.4 million effective October 1, 2025.

On October 23, 2025, we declared a distribution in the amount of $0.1425 per unit and payable on or around November 5, 2025 to unitholders of record as of October 31, 2025.

November Issuances

Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $4.0 million effective November 1, 2025.

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

RELATED PARTY TRANSACTIONS

We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
the Placement Agent Agreement;
•
the MSDI Agreement; and
•
the Expense Support Agreement.

For further details see Note 3. “Related Party Transactions” to our consolidated financial statements included in this Report.

MS Credit Partners Holdings, an indirect wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements to purchase Units up to an aggregate amount of $25,000 or such amount so that the Company is not considered to be “controlled” by Morgan Stanley or its affiliates for purposes of the Bank Holding Company Act of 1956, as amended from time to time. As of September 30, 2025, MS Credit Partners Holdings has made an aggregate capital contribution of $9,884, in exchange for 488,818 Units. MS Credit Partners Holdings has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.

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

Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, international conflicts, trade policies and tariffs, government shutdowns, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and “Part I, Item 1A. Risk Factors—General Risk Factors—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our most recent Annual Report on Form 10-K.

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

As of September 30, 2025, approximately 99.8 % of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2025) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$13,514	$(5,553)	$7,961
Up 200 basis points	$9,010	$(3,702)	$5,308
Up 100 basis points	$4,505	$(1,851)	$2,654
Up 25 basis points	$1,126	$(463)	$663
Down 25 basis points	$(1,126)	$463	$(663)
Down 100 basis points	$(4,505)	$1,851	$(2,654)
Down 200 basis points	$(9,010)	$3,702	$(5,308)
Down 300 basis points	$(13,514)	$5,553	$(7,961)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Refer to “Item 1, Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Annual Report on Form 10-K and our Current Report on Form 8-K filed on July 25, 2025, August 25, 2025, and September 26, 2025 for the issuance of our Units for the nine months ended September 30, 2025. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

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

On August 5, 2025, we announced a quarterly tender offer that commenced on August 6, 2025 and ended at 12:01 a.m., Eastern Time, on September 4, 2025 (the “Offer”). Because there is no secondary trading market for our Units, our Board of Directors determined, after consideration of various matters, that the Offer was in the best interests of unitholders in order to provide liquidity for our unitholders. Approximately 154,986 of our Units were validly tendered and not withdrawn prior to the expiration of the Offer. The Units were repurchased at a price of $20.22 per Unit, which represents the net asset value per Unit as of September 30, 2025.

The payment of the purchase price of the Units tendered was promptly made in cash issued to the unitholders whose tenders were accepted for purchase by us in accordance with the terms of the Offer.

Item 3: Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Dated: November 10, 2025	North Haven Private Income Fund A LLC
	By:	/s/ Michael Occi
Michael Occi
Director and Chief Executive Officer
(Principal Executive Officer)
Dated: November 10, 2025	By:	/s/ David Pessah
David Pessah
Chief Financial Officer
(Principal Financial Officer)