Form 10-K
period 2025-12-31
North Haven Private Income Fund A LLC
filed 2026-03-03
CIK 1973476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 30, 2025, there was no established public market for the registrant’s limited liability company units.

The number of the registrant’s Class I Units outstanding at March 3, 2026 was 15,939,739.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: New York, New York

North Haven Private Income Fund A LLC

EXPLANATORY NOTE

In this report, except where the context suggests otherwise:

•
the terms “we,” “us,” “our,” and the “Company” refer to North Haven Private Income Fund A LLC, a Delaware limited liability company, together with its consolidated subsidiaries, where applicable;
•
the terms “Morgan Stanley” or the “Firm” refer to Morgan Stanley (NYSE: MS) and its consolidated subsidiaries. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley;
•
the term “IM” refers to the Morgan Stanley Investment Management platform, which is Morgan Stanley’s investment management unit and represents one of Morgan Stanley’s three business segments;
•
the term “MS Private Credit” refers to the North America private credit strategies within the private credit platform of IM;
•
the terms “Adviser” or “Investment Adviser” refer to MS Capital Partners Adviser Inc., our investment adviser, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•
the term “Administrator” refers to MS Private Credit Administrative Services LLC, our administrator, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•
the term “MS BDCs” refers to the Company and the other business development companies, or BDCs, advised by our Adviser;
•
the term “Units” refers to our Class I Units; and
•
references to “this Form 10-K” and “this report” are to this Annual Report on Form 10-K for the year ended December 31, 2025.

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
•
general economic, political and industry trends and other external factors, including government shutdowns and uncertainty surrounding the financial and political stability of the United States and other countries;
•
the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
disruptions related to tariffs and other trade or sanctions issues;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with our Adviser and its affiliates;
•
the dependence of our future success on the general economy and its effect on the industries in which we invest;
•
the ability of our portfolio companies to achieve their objectives;
•
the timing and amount of cash flows, distributions and dividends, if any, from the operations of our portfolio companies;
•
the use of borrowed money to finance a portion of our investments;
•
the adequacy of our financing sources and working capital;
•
the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•
the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

•
our ability to maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•
currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign companies;
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this report.

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

We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts, or LBOs, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically to bear interest at a floating rate usually determined on the basis of a benchmark such as the Secured Overnight Financing Rate, or SOFR. We also make investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, which may provide more liquidity than our private credit investments, for cash management purposes, including to manage payment obligations under our unit repurchase program. Depending on various factors, including our cash flows and the market for middle-market company debt investments, we expect that our liquid loan portfolio could represent a material portion of our investments from time to time.

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

By leveraging the established origination and underwriting capabilities within the MS Private Credit platform and targeting an attractive investing area in the U.S. middle-market, we believe we are able to offer attractive risk-adjusted returns to our investors. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of recent market volatility. We believe the current market environment continues to be attractive and offers opportunities to seek compelling risk adjusted returns and will continue to deploy capital in a prudent manner. Our investment pace will depend on several factors including the market environment, the current economic environment, and deal flow.

The Adviser

Morgan Stanley launched its private credit platform in 2010. The private credit platform includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a platform that we believe is well positioned to provide scale and flexible financing solutions to borrowers, maximize deal origination and enhance the ability to generate attractive risk adjusted returns for our unitholders. These strategies include MS Private Credit, European Private Credit, Flexible Credit and Growth Credit.

Our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the MS BDCs, and managed approximately $26.2 billion in committed capital1 as of February 1, 2026.

MS Private Credit’s primary areas of focus include:

•
Direct Lending. The Direct Lending strategy includes us, the other MS BDCs and other funds and separately managed accounts. Investments are made primarily in directly originated first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock issued by U.S. middle-market companies owned by private equity firms, typically, although not always, with annual EBITDA of up to $200 million. As of February 1, 2026, Direct Lending managed approximately $23.0 billion in committed capital.
•
Opportunistic Credit. Investments are made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments included in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value. Investments are made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock and common stock issued by U.S. middle-market companies, typically, although not always, with annual EBITDA of $10 million to $100+ million. As of February 1, 2026, Opportunistic Credit managed approximately $3.2 billion in committed capital.

Our Adviser’s investment committee servicing us, or the Investment Committee, is comprised of nine senior investment professionals of IM and is chaired by Ashwin Krishnan, our Chief Investment Officer. The Investment Committee members have an average of 25 years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments, including the global financial crisis of 2008. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.

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

1.
Committed capital is calculated as aggregate capital commitments received and total committed leverage within each of the funds or accounts with exception for funds past their investment period, where committed capital is calculated as invested capital.

Morgan Stanley, the parent of our Adviser, is a global financial services firm whose predecessor companies date back to 1924 and, through its subsidiaries and affiliates, advises, originates, trades, manages and distributes capital for governments, institutions and individuals. Morgan Stanley maintains a significant market position in each of its business divisions—Institutional Securities Group, or ISG, Wealth Management, or WM, and IM.

IM is a global investment manager, delivering innovative investment solutions across public and private markets. As of December 31, 2025, IM managed approximately $1.9 trillion in assets under management across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds.

Expense Support and Conditional Reimbursement Agreement

We have entered into the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain of our expenses on our behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any of our interest expense. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates. Any reimbursement to the Adviser pursuant to the terms of the Expense Support Agreement would be our expense and would ultimately be borne by our unitholders.

The Expense Support Agreement may require the Company to repay the Adviser for previously waived reimbursement of Expense Payments under certain circumstances. The previously waived expenses are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of the relevant waiver.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our unitholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by us shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our cumulative net “investment company taxable income”, as defined by the Code, which generally includes net ordinary income and net short-term taxable gains reduced by net long-term capital losses, (ii) our cumulative net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) distributions and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above). No Reimbursement Payment for any calendar month will be made if our Operating Expense Ratio (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. The “Operating Expense Ratio” is calculated by dividing all of our operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies, less organizational and offering expenses, base management and incentive fees owed to the Adviser and interest expense, by our average net assets.

The Administrator

Our Administrator, an indirect, wholly owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate pursuant to an administration agreement, dated January 31, 2023 between us and the Administrator (the “Administration Agreement”). The Administration Agreement was most recently re-approved by our Board of Directors (the “Board” or the “Board of Directors”) in August 2025.

We pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer. Our Administrator is reimbursed for certain expenses it incurs on our behalf, which expenses are ultimately borne by our unitholders. Our Administrator reserves the right to waive all or part of any reimbursements due from us at its sole discretion. See “–Administration Agreement” below for a discussion of the expenses that we reimburse to the Administrator (subject to the review and approval of our Independent Directors(as defined below)).

Investments

As of December 31, 2025, we had investments in 181 portfolio companies across 39 industries. Based on fair value as of December 31, 2025, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors for the applicable reference rate. As of December 31, 2025, our weighted average total yield of investments in debt securities at amortized cost was 8.8%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2025.

Investment Strategy

Our primary investment strategy is to make privately negotiated senior secured credit investments in U.S. middle-market companies that have leading defensible market positions, enjoy high barriers to entry, such as high startup costs or other obstacles that prevent new competitors from easily entering the portfolio company’s industry or area of business, generate strong and stable free cash flow and are led by a proven management team with strong private equity sponsor backing. Our investment approach is focused on long-term credit performance, risk mitigation and preservation of capital. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process developed and refined by the investment professionals of the MS Private Credit platform. The Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.

We invest primarily in companies backed by leading private equity sponsors with strong track records. We believe lending to sponsor-backed companies (or companies where private equity sponsors hold a controlling equity position) versus non-sponsor-backed companies (or companies where private equity sponsors do not hold a controlling equity position) has many distinct potential advantages including:

•
Strong, predictable deal flow given significant private equity committed capital;
•
Well-capitalized borrowers, including potential access to additional capital from sponsors, if needed;
•
Access to detailed financial, operational, industry data, and third-party legal and accounting due diligence reports conducted by the sponsor as part of their due diligence;
•
Proper oversight and governance provided by an experienced management team and a board of directors, as well as other industry and/or operating expertise from the sponsors;
•
Natural alignment of interests between lender and sponsor given focus on exit strategy; and
•
Supplemental diligence beyond the credit analysis of the borrower, given the ability to analyze track records of each private equity firm.

We have created what we believe is a defensive portfolio of investments that is anchored in first lien senior secured loans and focused on generally avoiding issuer or industry concentration in order to mitigate risk and achieve our investment objective. We focus primarily on U.S. middle-market companies. However, to the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including Canada, the United Kingdom and countries that are members of the European Union, as well as Australia and Japan. Our investment strategy is predicated on seeking to lend to companies with proven management teams in what we believe to be non-cyclical industry sectors. Additionally, we typically avoid direct exposure to investments in certain sectors such as in companies whose primary revenues are related to retail, restaurants, energy, alcohol, tobacco, and pornography, and for the avoidance of doubt, investments in such sectors are separate and apart from the ESG (as defined below) considerations described below. See “—Investment Process—Due Diligence & Structuring” below.

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

We expect our target portfolio companies to exhibit some or all of the following characteristics at the time of the initial investment, although not all of our portfolio companies will meet these criteria:

•
EBITDA of $15 – $200 million;
•
Defensible, leading market positions;
•
Unique or specialized strategy or other meaningful barriers to entry;
•
Low technology or market risks;
•
Diversified product offering, customer and supplier base;
•
Stable cash flows;
•
Low capital expenditure requirements;
•
General avoidance of what we believe to be cyclical industry sectors;
•
Predominantly North American base of operations;
•
Typical loan-to-value of up to 60%; and
•
Experienced management teams with successful track records.

Key themes of our investment strategy include:

•
Maintaining an appropriate allocation of first lien senior secured and second lien senior secured debt to allow us to achieve attractive returns within the targeted risk profile, while investing prudently based on the market and economic environment;
•
Performing thorough fundamental business and industry due diligence;
•
Conducting in-depth due diligence on management teams and sponsors to bolster our position that we are investing in businesses led by experienced professionals;
•
Structuring investments focused on providing us with security, documentation protection and current income while seeking to provide our borrowers with adequate liquidity and flexibility to operate; and
•
Ongoing active management of our portfolio companies through consistent dialogue with management and/or the sponsor, review of financial reporting, monitoring of key performance indicators and evaluation of exit strategies.

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

Market Opportunity

We believe the middle market direct lending market environment continues to be attractive, despite the recent market volatility driven in part by trade policy, uncertainty surrounding the implementation of artificial intelligence or, AI, among other factors. We expect that a series of market dynamics may provide for significant financing opportunities for lenders like us, which have longstanding and deep relationships with middle market private equity firms. Additionally, we believe that sponsored, middle market direct lending provides investors with attractive risk-adjusted return opportunities relative to other asset classes.

Demand for Direct Lending Solutions

We believe that demand has increased for financing from direct lenders relative to other sources because of the attractiveness of the product as well as structural and market factors. According to Preqin, private credit’s share of the sub-investment grade credit market, relative to the high yield and syndicated loan markets, has increased from 3% in 2010 to 25% as of June 30, 2025.

•
Fundamental Attributes of Product: We believe that when private equity sponsors experience the flexibility of private credit transactions and the speed and certainty of execution, they will continue to seek financing from non-bank lenders. We believe this presents a compelling opportunity for us to invest in quality companies on attractive terms and conditions.
•
Market Share Gains for Direct Lending: Bank participation in middle-market secured loans has decreased in recent years. Additionally, certain private equity sponsors who historically sought to finance their transactions in the public, syndicated markets have turned to private credit providers, including us, to finance their transactions.

Large and Growing U.S. Middle-Market

We believe U.S. middle-market companies represent a large and growing opportunity set and will likely require additional amounts of private debt financing for various purposes. The U.S. middle market is the third largest economy, as measured by gross domestic product.

•
Significant Refinancing Needs: Recent data from LSEG LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there were more than $657 billion of middle-market loans with maturities between the first quarter of 2026 and the third quarter of 2031 that will likely require a refinancing event.
•
Robust Private Equity Dry Powder: In addition, data from Preqin, shows that global private equity managers currently have over $1.1 trillion of raised, but not yet invested, capital, representing a sizeable pool of support for both new and existing investments.

We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle-market private equity firms.

Attractive Attributes of Middle-Market Direct Lending

We believe that focusing on lending to private equity owned middle-market businesses provides for attractive risk adjusted return opportunities, due to several structural and market factors.

We have seen some recovery in leveraged buyout activity in recent quarters, and we believe that the private credit market continues to present high quality opportunities that could offer compelling risk-adjusted returns.

•
Seniority in Capital Structure: We believe senior secured middle market loans typically have strong defensive characteristics, including priority in payment among a portfolio company’s security holders, which generally means they carry the least risk among investments in the capital structure.
•
Floating Rate: We believe that the Company is well positioned in the current interest rate environment. The Company invests primarily in floating rate debt investments, which bear higher yields when base rates are higher.
•
Covenants: We seek to underwrite loans that have legal documentation that contains meaningful protections, including financial maintenance covenants. Such protective documentation terms typically limit the ability for a borrower to incur additional debt and protects lender collateral. We also believe that contractual reporting requirements allows us to diagnose and respond to borrower underperformance typically before value materially erodes. We also believe it is this more conservative loan structuring that also contributes to the better overall performance of middle-market loans.
•
Equity Support: Purchase price multiples for middle market leveraged buyouts have increased substantially since 2013, while the increase in leverage multiples has not been nearly as dramatic. As a result, private equity owners have been contributing a significant share of equity beneath the debt in the capital structure, which we believe provides us with meaningful cushion in the event of underperformance or an economic downturn. The private equity sponsor can also be a source for incremental ongoing support for the business in the event the borrower experiences stress.
•
Illiquidity Premium: We believe middle market loans generally tend to offer more attractive economics, including higher spreads in exchange for their illiquidity, relative to syndicated loans. Since 2013, middle market loans have generally exhibited 150+ basis points of incremental spread premium over broadly syndicated loans on average.

We believe that the combination of these structural and market benefits has contributed to the historical outperformance of middle-market loans. From 2017 to 2025, senior middle-market loans have produced lower loss rates than leveraged loans and high yield bonds.

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

In all cases, subject to applicable laws, rules and regulations, information barriers, confidentiality provisions and policies and procedures, our Adviser utilizes Morgan Stanley’s global resources throughout the life cycle of each investment. The investment teams may consult with teams across IM, ISG (and its business units, Investment Banking, Sales and Trading, Commodities and Equity and Fixed Income Research) and WM, to assess potential investments and determine the investment opportunities to which we should devote substantial time and resources. We believe that we benefit, where appropriate, from the expertise, infrastructure, track record, relationships and institutional knowledge of Morgan Stanley.

Morgan Stanley has no obligation, contractual or otherwise, to support us. Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress. Access to certain parts of Morgan Stanley may be limited in certain instances by a number of factors, including third-party confidentiality obligations and information barriers established by Morgan Stanley in order to manage compliance with applicable law and potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act and internal policies and procedures. The investment sources described above are not necessarily indicative of all sources that the Adviser may utilize in sourcing investments for us. There can be no assurance that the Adviser will be able to source investments from any one or more parts of the Morgan Stanley network, implement our strategy, achieve our investment objectives, find investments that fit its investment criteria or avoid substantial losses. For additional information, see “Part I, Item 1A. Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest that could affect our investment returns.”

Highly Differentiated Deal Sourcing Advantages

We believe the relationships that the Investment Team maintains with sponsors, commercial and investment banks, industry executives and financial intermediaries provide a strong pipeline of proprietary investment opportunities. However, unlike many other competing alternative lending strategies, our Adviser operates within a global financial institution with multiple groups within the Firm. We expect the broader Morgan Stanley platform to be a source of potential lending opportunities. We believe this position within the Firm is a key factor that differentiates us and constitutes a meaningful competitive advantage relative to other private credit funds and BDCs.

Distinctive Approach to Credit Investing and Due Diligence

We believe that our Adviser utilizes an investment approach that is differentiated in the industry. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process which has been developed utilizing Morgan Stanley’s extensive investing experience. The Adviser generally seeks to invest in companies that have leading, defensible market positions, generate strong and stable free cash flow, and have high barriers to entry, highly capable management teams and strong private equity sponsor ownership. We believe that our Adviser’s investment approach coupled with our portfolio construction strategy, right-sized capital base, and focus on documentation protection, differentiates us from our competitors.

Experienced and Accomplished Investment Team & Investment Committee

The Investment Team is led by investment professionals with extensive experience in credit and principal investing, credit analysis, credit origination and structuring. Ashwin Krishnan, our Chief Investment Officer, has principal portfolio management responsibility for us and serves as Chair of the Investment Committee. Mr. Krishnan has 25 years of experience in private credit, including origination, senior secured, mezzanine and opportunistic lending, and leveraged finance, and he also currently serves in the same capacity for each of the MS BDCs. Mr. Krishnan serves as the Head and Chief Investment Officer of Morgan Stanley’s North America Private Credit Platform and chairs the investment committees of the platform.

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

MS Credit Partners Holdings, Inc.’s Investment

MS Credit Partners Holdings, Inc., or MS Credit Partners Holdings, an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements to purchase Units up to an aggregate amount of $25.0 million or such amount so that we are not considered to be “controlled” by Morgan Stanley or its affiliates for purposes of the Bank Holding Company Act of 1956, as amended from time to time. As of December 31, 2025, MS Credit Partners Holdings has purchased 518,492 Units in the aggregate amount of $10.5 million.

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

Preliminary Screen

An initial review of each investment opportunity is conducted by the Investment Team to determine whether it is consistent with our investment objectives and credit standards. If the opportunity fits our investment objective and 1940 Act requirements, the opportunity is further evaluated by the Investment Team. The Investment Team utilizes the extensive industry expertise resident in IM and ISG (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures) to assist in this preliminary evaluation, if available. Access to these resources allows the Investment Team to assess each opportunity quickly and effectively and enables it to focus only on compelling opportunities.

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

Due Diligence & Structuring

All investment opportunities that pass the Preliminary Screen are subject to a comprehensive due diligence process. The Adviser uses both internal and external resources in its due diligence process including leveraging the extensive industry expertise resident in Morgan Stanley’s businesses (subject in all cases to availability, applicable regulations, confidentiality provisions, information barriers and policies and procedures). Diligence typically involves meeting with company management and the private equity sponsor to achieve a comprehensive understanding of the portfolio company’s competitive positioning, competitive advantage, company strategy and risks and mitigants associated with the proposed investment.

Additionally, the Investment Team, to the extent applicable, conducts supplemental diligence including:

•
Financial analysis;
•
Capital structure review;
•
Covenant analysis;
•
Review of third-party due diligence reports (financial, industry, legal, technology, insurance and/or environmental);
•
Industry research;
•
Customer calls;
•
Industry expert calls;
•
Evaluation of impact due to implementation of artificial intelligence;
•
Management background checks;
•
Consideration of environmental, social and governance (“ESG”) issues; and
•
Negotiation of legal documentation.

The Investment Team reviews ESG considerations as part of its due diligence process. These considerations include, but are not limited to, whether the borrower has formal ESG and compliance policies, the type of activities carried on by the borrower (e.g., energy usage, carbon emissions, fossil fuel exposure, or nuclear energy) and the borrower’s hiring practices. The identification of a material ESG risk will not necessarily be determinative in our Adviser’s decision on whether to lend to a potential borrower, and we may invest in portfolio companies that score poorly in our Adviser’s ESG due diligence.

Investment Committee Approval & Closing

The Investment Committee is engaged throughout the investment process to provide guidance on best practices, industry expertise and related deal experience drawn from their relevant experience.

Based on the findings in the Due Diligence & Structuring phase, the Investment Team prepares a detailed memo that is presented to the Investment Committee.

A majority of the Investment Committee, including approval by Ashwin Krishnan, must approve a transaction in order for us to pursue the opportunity. Once approved, the Investment Team works towards closing and funding the investment. Any changes to the investment after approval along with key legal terms are documented and circulated to the Investment Committee prior to closing in the form of a closing memo.

Portfolio Management

We believe that proactive monitoring of our portfolio companies is an important part of the investment process. The Adviser engages in formal and informal dialogue with portfolio company management teams and private equity sponsors and uses internal resources including leveraging extensive industry expertise resident in Morgan Stanley’s businesses, as appropriate (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures) in an attempt to give us an ongoing advantage relative to other investors in the portfolio company. The Adviser typically receives quarterly financial reports from portfolio companies. This information access and ongoing interaction with portfolio companies and sponsors should provide the Adviser with the ability to anticipate any potential performance or liquidity issues at an early stage and to work proactively toward mitigating potential losses. Our Adviser holds quarterly portfolio reviews. In conjunction with the quarterly portfolio reviews, the Adviser compiles a quarterly risk report that examines, among other things, migration in portfolio and loan level investment mix, industry diversification, review of trends of specific industries, internal risk ratings (“Internal Risk Ratings”), revenue, EBITDA and leverage.

Frequency of review of individual portfolio companies is determined on a case-by-case basis, based on an Internal Risk Rating, total exposure and other criteria set forth by the Investment Committee. Performing loans, or loans on which the borrower has historically made payments of principal and interest on time, are typically discussed every quarter, while any loan that has been downgraded under our Internal Risk Rating scale is typically discussed more frequently as appropriate. In addition, the Adviser holds weekly “watchlist” meetings which include a discussion of all investments that have been downgraded, or are at risk for downgrade, under our Adviser’s Internal Risk Rating system.

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

Risk Rating 1 — In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investment performance is above our initial underwriting expectations and the business trends and risk factors present are generally favorable, which may include trends and factors such as the performance of the portfolio company or the likelihood of a potential exit.

Risk Rating 2 — In the opinion of our Investment Adviser, investments in Risk Rating 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 2 investments are generally performing in line with our initial underwriting expectations, and risk factors to ultimately recoup the cost of our principal investment and are neutral to favorable. All new originated or acquired investments are initially included in Risk Rating 2.

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

Our Adviser rates the investments in our portfolio at least quarterly, and it is possible that the rating of a portfolio investment may be changed over time. For investments rated 3 or 4, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company by conducting a formal review of the portfolio company on a monthly basis and taking any actions deemed appropriate from the results of such review. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio, Investment Activity and Results of Operations” for further details.

Beyond the policies and protocols detailed above, our Investment Team performs analysis and projections in response to market conditions to assess potential exposure to our portfolio. Sample analysis includes evaluation of the impact from market, economic and geopolitical conditions that may from time to time result in periods of capital market volatility and economic uncertainty.

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

We may, however, invest alongside the Affiliated Investment Accounts, including the MS BDCs, and any proprietary accounts of Morgan Stanley, if applicable, in certain circumstances where doing so is consistent with our Adviser’s allocation policies and procedures, applicable law and SEC staff interpretations, guidance and any exemptive relief order applicable to us and/or the Adviser. Pursuant to the exemptive relief granted by the SEC to us and our Adviser on June 3, 2025 (the “Order”), which supersedes the co-investment order issued to us and the Adviser on August 2, 2022 and amended on January 14, 2025, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order), in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments. See “—Co-Investment Transactions.”

Investments by Morgan Stanley and Its Affiliated Investment Accounts

Morgan Stanley has advised, and may advise, clients and has sponsored, managed or advised the Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest, including, without limitation, the MS BDCs, whose investment objectives overlap with ours. In addition, Morgan Stanley routinely makes equity and private debt investments in connection with its global business and operations. MS Private Credit may also from time to time create new or successor Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, that may compete with us for investment opportunities or overlap in terms of investment strategy and may present similar conflicts of interest. Morgan Stanley and/or some of its Affiliated Investment Accounts have routinely made, and will continue to make, investments that fall within our investment objectives. Certain members of the Investment Team and the Investment Committee may make investment decisions on behalf of Affiliated Investment Accounts, including Affiliated Investment Accounts with investment objectives that overlap with ours.

Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law, exemptive relief and/or the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts have declined, and vice versa. Certain of these Affiliated Investment Accounts may provide for higher management fees or incentive fees or have greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, which may create an incentive for the Adviser to favor such Affiliated Investment Accounts. The Adviser has in the past and may in the future enter into one or more contractual arrangements with third parties (“Syndication Partners”), including certain third parties that may or may not be advisory clients of the Adviser, whereby, subject to certain investment criteria, the Adviser would agree to present such third parties with certain co-investment opportunities alongside the MS Private Credit platform, including us.

To seek to reduce potential conflicts of interest and to attempt to allocate such investment opportunities in a fair and equitable manner, the Adviser has implemented allocation policies and procedures. These policies and procedures are intended to give all applicable Affiliated Investment Accounts, including us, fair access to new private credit investment opportunities consistent with the requirements of organizational documents, investment strategies, applicable laws and regulations, the fiduciary duties of the Adviser, and to meet the conditions of the Order. The Order allows certain of the Affiliated Investment Accounts to participate in negotiated co-investment transactions, subject to the conditions set forth therein as described under “Co-Investment Transactions” below. Each Affiliated Investment Account and Syndication Partner that is subject to the Adviser’s allocation policies and procedures, including us, is assigned a portfolio manager by the Adviser. The portfolio managers review potential investment opportunities and will make an initial determination with respect to the allocation of each applicable opportunity taking into account various factors, including, but not limited to, those described under “—Co-Investment Transactions.” The Adviser is empowered to take into account other considerations it deems appropriate to ensure a fair and equitable allocation of opportunities. The allocation policies and procedures are subject to change. Investors should note that the conflicts inherent in making such allocation decisions may not always be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.

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

Our Adviser or its affiliates may engage in certain origination activities and receive arrangement, structuring or similar fees in connection with such activities. See “Item 1A. Risk Factors-Risks Relating to our Business and Structure—Conflicts related to obligations the Investment Committee, the Adviser or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.” Our Adviser’s liability is limited under our Investment Advisory Agreement, and we are required to indemnify our Adviser against certain liabilities. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A. Risk Factors-Risks Relating to Our Business and Structure-The liability of each of the Adviser and the Administrator is limited, and we have agreed to indemnify each of the Adviser and the Administrator against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.”

Co-Investment Transactions

Our Adviser has received the Order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain Affiliated Investment Accounts, including the MS BDCs and which may include proprietary accounts of Morgan Stanley. Subject to the 1940 Act and the conditions of the Order, which includes, among other things, the requirement to ensure a fair and equitable allocation of investment opportunities to the MS BDCs, we may, under certain circumstances, co-invest with Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, in investments that are suitable for us and one or more of such Affiliated Investment Accounts or proprietary accounts of Morgan Stanley. Even though we and any such Affiliated Investment Account or proprietary account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within our investment objective and those of one or more Affiliated Investment Accounts advised by the Adviser, whether focused on a debt strategy or otherwise, the Adviser will allocate such opportunities among us and such Affiliated Investment Accounts in a manner consistent with the Order and our Adviser’s allocation policies and procedures, as discussed herein.

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

With respect to co-investment transactions conducted under the Order, allocations among us and certain other Affiliated Investment Accounts , which may include proprietary accounts of Morgan Stanley, will generally be made taking into account a variety of factors which may include factors not limited to: investment guidelines, goals or restrictions of the applicable Affiliated Investment Accounts or proprietary account, available capital and liquidity restrictions, target position hold size, diversification requirements and objectives, issuer, industry and geographical considerations, leverage covenants or restrictions, tax considerations, legal or regulatory considerations and risk considerations, prohibitions or restrictions on “joint transactions” for entities regulated under the 1940 Act, compliance with co-investment order conditions pursuant to our Order and other applicable guidance and relief, as applicable. Final allocations are generally approved by an allocation committee comprised of senior management, subject to certain exceptions. Our Board of Directors regularly reviews the allocation policies and procedures and code of ethics of the Adviser.

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

Implications of Being an Emerging Growth Company

We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), until the earliest of:

•
The last day of our fiscal year in which the fifth anniversary of any initial public offering of our Units;
•
The end of the fiscal year in which our total annual gross revenues first exceed $1.235 billion;
•
The date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•
The last day of a fiscal year in which we (1) have an aggregate worldwide market value of our Units held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

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

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to our Units if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2025, and December 31, 2024, our asset coverage ratio was 210% and 296%, respectively.

While any indebtedness and senior securities remain outstanding, we must take provisions to prohibit any distribution to our unitholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code) or the repurchase of such securities or units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of facilities. See Note 6. “Debt” in the notes to the accompanying consolidated financial statements.

Distribution Reinvestment Plan

We have adopted an “opt out” distribution reinvestment plan (“DRIP”). As a result, if our Board of Directors authorizes, and we declare, a cash distribution, our unitholders will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional units of same class of units to which the distribution relates unless they specifically “opt out” of the DRIP and elect to receive distributions in cash.

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

There will be no brokerage or other charges to unitholders who participate in the plan. The DRIP administrator’s fees under the plan will be paid by us and, therefore, will be borne by our unitholders.

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

Investment Advisory Agreement

We entered into an Investment Advisory Agreement with our Investment Adviser on January 31, 2023 (the “Investment Advisory Agreement”). The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by a majority of our unitholders or a majority of the Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The renewal of the Investment Advisory Agreement was most recently re-approved by our Board of Directors in August 2025.

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

Under U.S. GAAP, we are required to accrue an incentive fee on capital gains, including unrealized capital appreciation, even though such unrealized capital appreciation is not included in calculating the incentive fee payable under the Investment Advisory Agreement. If such amount is positive at the end of a period, then we record an incentive fee on capital gain incentive fee equal to 12.5% of such amount, less the aggregate amount of any previously paid capital gain incentive fees. If such amount is negative, no accrual is recorded for such period.

Our Board of Directors monitors the mix and performance of our investments over time and seeks to satisfy itself that the Adviser is acting in our interests and that our fee structure appropriately incentivizes the Adviser to do so.

Examples of Quarterly Incentive Fee Calculation Example 1:

Income Related Portion of Incentive Fee(*):

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25% Hurdle rate(1)= 1.25%

Base management fee(2) = 0.3125%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.175%

Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 0.7625%

Pre-incentive net investment income does not exceed hurdle rate, therefore there is no incentive fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.85% Hurdle rate(1)= 1.25%

Base management fee(2) = 0.3125%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.175%

Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 1.3625% which exceeds the hurdle rate

Incentive fee = 12.5% × pre-incentive fee net investment income, subject to the “catch-up”(4)

= 100% × (1.3625% – 1.25%)

= 0.1125%

Alternative 3

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.5% Hurdle rate(1)= 1.25%

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

(1)
Represents 5% annualized hurdle rate.
(2)
Represents 1.25% annualized base management fee.
(3)
Excludes organizational and offering expenses.
(4)
The “catch-up” provision is intended to provide our Adviser with an incentive fee of 12.5% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 1.4286% in any calendar quarter.

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1

Assumptions

•
Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
•
Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million
•
Year 3: FMV of Investment B determined to be $25 million
•
Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee, if any, would be:

•
Year 1: None
•
Year 2: $3.75 million capital gains incentive fee

$30 million realized capital gains on sale of Investment A multiplied by 12.5%

•
Year 3: None

$3.175 million cumulative fee (12.5% multiplied by $25 million ($30 million Cumulative Capital Gains less $5 million cumulative capital depreciation)) less $3.75 million (previous capital gains fee paid in Year 2)

•
Year 4: $0.125 million capital gains incentive fee

$3.875 million cumulative fee ($31 million cumulative realized capital gains multiplied by 12.5%) less $3.75 million (previous capital gains fee paid in Year 2)

Alternative 2

Assumptions

▪
Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
▪
Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
▪
Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million
▪
Year 4: FMV of Investment B determined to be $35 million
▪
Year 5: Investment B sold for $20 million

The capital gains portion of the incentive fee, if any, would be:

•
Year 1: None
•
Year 2: $3.125 million capital gains incentive fee

12.5% multiplied by $25 million ($30 million realized capital gains on sale of Investment A less $5 million unrealized capital depreciation on Investment B)

•
Year 3: $0.875 million capital gains incentive fee

$4.0 million cumulative fee (12.5% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $3.125 million (previous capital gains fee paid in Year 2)

•
Year 4: $0.375 million capital gains incentive fee, calculated as follows:

$4.375 million cumulative fee (12.5% multiplied by $35 million cumulative realized capital gains) less $4.0 million (previous cumulative capital gains fees paid in Year 2 and Year 3)

•
Year 5: None

$3.125 million cumulative fee (12.5% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $4.375 million (previous Cumulative Capital Gains fee paid in Year 2, 3 and Year 4)

Administration Agreement

We entered into the Administration Agreement with our Administrator who provides us with office space, office services and equipment. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our unitholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our unitholders, our internal control assessment under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by our Board, which most recently re-approved the Administration Agreement in August 2025.

Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses and our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation paid to our Chief Compliance Officer and Chief Financial Officer. Our Board of Directors, including our Independent Directors, reviews the allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and reviews the methodology employed in determining how the expenses are allocated among us and the other MS BDCs. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements into which our Administrator enters.

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

The Company will repurchase Units from unitholders pursuant to written tenders on terms and conditions that the Board of Directors determines to be fair to the Company and to all unitholders. When the Board of Directors determines that the Company will repurchase Units, notice will be provided to unitholders describing the terms of the offer, containing information unitholders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate. Unitholders deciding whether to tender their units during the period that a repurchase offer is open may obtain our most recent net asset value per unit in our filings with the SEC, which are available to the public through the SEC’s website (http://www.sec.gov). Each unitholder whose Units (or portion thereof) have been accepted for repurchase will continue to be a unitholder until the valuation date (and thereafter if not all of its Units are repurchased) and may exercise his or her voting rights with respect to the repurchased Units (or portion thereof) until the valuation date.

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

Multi-Class Exemptive Relief

On April 15, 2025, the SEC issued an order (the “Multi-Class Order”) granting our application for exemptive relief from sections 18(a)(2), 18(c), 18(i) and 61(a) under the 1940 Act. Under the terms of the Multi-Class Order, we are permitted to offer multiple classes of common units with varying sales loads and asset-based distribution and/or service fees. As of the date of this report, we have one class of common units, Class I Units, authorized and outstanding.

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

•
Operating as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility.
•
We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
•
We depend upon our Adviser and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.
•
Our business model depends to a significant extent upon strong referral relationships with private equity sponsors.
•
We may not replicate the historical results achieved by other entities advised or sponsored by members of the Investment Committee or by the Adviser or its affiliates.
•
Our financial condition and results of operations depend on our ability to manage future growth effectively.
•
The Adviser may frequently be required to make investment analyses and decisions on an expedited basis.
•
There are significant potential conflicts of interest that could affect our investment returns.
•
Our incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our unitholders and may induce the Adviser to make speculative investments.
•
Our ability to enter into transactions with our affiliates is restricted.
•
We operate in a highly competitive market for investment opportunities.
•
We will be subject to corporate-level income tax if we are unable to qualify as a RIC.
•
We will need to raise additional capital to grow because we must distribute most of our income.
•
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.
•
We are subject to risks associated with our Credit Facilities (as defined below).
•
Failure to qualify as a BDC would decrease our operating flexibility.
•
The majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee, under the supervision of our Board of Directors and, as a result, there may be uncertainty as to the value of our portfolio investments.
•
Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or unitholder approval, and we may temporarily deviate from our regular investment strategy.
•
The Adviser and Administrator can each resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time.
•
We are a non-diversified investment company within the meaning of the 1940 Act.
•
The liability of each of the Adviser and the Administrator is limited.

Risks Relating to Our Investments

•
Limitations of investment due diligence expose us to investment risk.
•
Our debt investments may be risky and we could lose all or part of our investments.
•
Defaults by our portfolio companies will harm our operating results.
•
Inflation could adversely impact our portfolio companies and our results of operations.

•
Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens.
•
Covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
•
Our investments in traded bank loans and other liquid debt securities of U.S. corporate issuers could include “covenant-lite” loans, which may expose us to different risks.
•
The lack of liquidity in our investments may adversely affect our business.
•
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•
Our investments in OID and PIK instruments may expose us to investment risks.
•
We may be subject to risks associated with syndicated loans.
•
Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
•
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•
Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
•
We can offer no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.
•
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
•
We may be subject to risks under hedging transactions and may become subject to risks if we invest in foreign securities.

Risks Relating to an Investment in Our Units

•
Investing in our Units may involve an above average degree of risk.
•
Our Units are not listed, and we do not intend to list our Units on an exchange.
•
There are restrictions on the ability of holders of our Units to transfer Units in excess of the restrictions typically associated with a private offering of securities under Regulation D, Regulation S and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment in our Units and the price at which holders may be able to sell their Units.
•
There is a risk that you may not receive distributions.
•
Investors will not know the purchase price per unit at the time they submit their subscription agreements.
•
If we are unable to raise substantial funds in our ongoing, continuous “best efforts” offering, we may be limited in the number and type of investments we may make
•
We intend, but are not required, to offer to repurchase Units on a quarterly basis.
•
The price at which we may repurchase Units pursuant to the Unit repurchase program will be determined in accordance with our unit pricing policy and, as a result, there may be uncertainty as to the value of our Units.
•
We may be unable to invest a significant portion of the net proceeds of our offering of Units on acceptable terms.
•
We have not established any limit on the amount of funds we may use from available sources to fund distributions.
•
The net asset value of our Units may fluctuate significantly.
•
Our unitholders may experience dilution in their ownership percentage.
•
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

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a.
Is organized under the laws of, and has its principal place of business in, the United States;
b.
Is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.
Satisfies either of the following:
i.
Does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
ii.
Is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.
(2)
Securities of any eligible portfolio company which we control.
(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)
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

Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of securities senior to our Units if our asset coverage, as defined in the 1940 Act, is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. On April 24, 2023, our sole unitholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) to us, effective as of our election to be regulated as a BDC on July 13, 2023. As a result of the unitholder approval, effective July 13, 2023, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any distribution to our unitholders or the repurchase of such securities or units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage, which borrowings would not be considered senior securities, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary purposes. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks. We comply with the provisions of Section 61 of the 1940 Act governing capital structure and leverage on an aggregate basis with our wholly-owned, consolidated subsidiaries.

Code of Ethics

We and our Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the codes of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes of ethics’ requirements. The code of ethics for each of the Adviser and the Company are available on our website at http://www.northhavenprivateincomefund.com and on the SEC’s website at www.sec.gov, and you may obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act imposes a variety of regulatory requirements on companies with a class of securities registered under the Exchange Act and their insiders. Many of these requirements affect us. For example:

•
Pursuant to Rule 13a-14 under the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•
Pursuant to Item 307 under Regulation S-K under the Securities Act, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•
Pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which may be required to be audited by our independent registered public accounting firm if at any time we are no longer eligible to rely on the exclusion provided in Section 404(c) of the Sarbanes-Oxley Act; and
•
Pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

It is not certain how all aspects of the Volcker Rule will be interpreted and applied, or what the impact of the Volcker Rule will have on us. In addition, the restrictions and limitations on Morgan Stanley and us may change in the future as the Federal Reserve and other agencies consider whether and how to revise and apply the Volcker Rule. We believe that we may perform our activities and services without violation of applicable U.S. banking laws and regulations. However, it is possible that future changes or clarifications in the BHCA and Volcker Rule, as well as judicial or administrative decisions or interpretations of present of future laws or regulations, could restrict (or possibly prevent) our ability to continue to conduct our operations as currently contemplated. In such event, we, the Adviser and/or Morgan Stanley may agree to make certain amendments or changes to the extent necessary to permit the Adviser to continue to provide services to us, while enabling us to continue to achieve our purposes and objectives.

Exclusion of the Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission, or the CFTC regulations. The Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us on February 25, 2022 (the “Exclusion”) and, therefore, the Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Adviser intends to affirm the Exclusion on an annual basis, which current annual affirmation was filed by the Adviser on February 23, 2026.

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

A “U.S. unitholder” is a beneficial owner of our Units that is for U.S. federal income tax purposes:

•
A citizen or individual resident of the United States;
•
A corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;
o
An estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
o
A trust if either a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or the trust was in existence on August 20, 1996, was treated as a U.S. person prior to that date, and has made a valid election to be treated as a U.S. person.

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

Tax matters are very complicated, and the tax consequences to an investor of an investment in our Units will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty, and the effect of any possible changes in the tax laws.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•
Qualify to be regulated as a BDC under the 1940 Act at all times during each taxable year;
•
Derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and
•
Diversify our holdings so that at the end of each quarter of the taxable year:
•
At least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•
No more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or other tax liabilities.

In addition, as a RIC we are subject to ordinary income and capital gain distribution requirements under the Excise Tax Avoidance Requirement. If we do not meet the required distributions under the Excise Tax Avoidance Requirement, we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet the Excise Tax Avoidance Requirement will not cause us to lose our RIC status. Although we currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement, under certain circumstances, we may choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income or capital gains.

A RIC is limited in its ability to deduct expenses in excess of its ICTI. If our deductible expenses in a given taxable year exceed our ICTI, we may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years, and such net operating losses do not pass through to its unitholders. In addition, deductible expenses can be used only to offset ICTI, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its ICTI, but it may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our unitholders even if such taxable income is greater than the net income we actually earn during those taxable years.

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

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat distributions that would otherwise constitute qualified dividend income as non-qualified distribution income, (2) treat distributions that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our ability to be subject to tax as a RIC.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long term or short term, depending on how long we held a particular warrant or security.

A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to income that is not qualifying income for purposes of the 90% Income Test.

Our investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. Unitholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by the Company.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our unitholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

To the extent we borrow money or issue debt securities or any preferred units to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or distributions on such debt securities or preferred units and the rate at which we invest these funds. In addition, we anticipate that many of our debt investments and borrowings will have floating interest rates that reset on a periodic basis, and many of our investments will be subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. Rising interest rates on floating rate loans we make to portfolio companies could drive an increase in defaults or accelerated refinancings. Some portfolio companies may be unable to refinance into fixed rate loans or repay outstanding amounts, leading to a gradual decline in the credit quality of our portfolio. This change could also reduce our net investment income to the extent any debt investments have fixed interest rates, or floating interest rates subject to an interest rate cap below the then-current levels, and as a result such interest rates of these debt investments will not increase. In periods of rising interest rates, our cost of funds will also increase because we expect that the interest rates on the majority of amounts we borrow will be floating. In periods of declining interest rates, our net investment income could be reduced as the interest income earned on our floating rate debt investments declines and any new fixed rate debt may be issued at lower coupon rates. Additionally, in periods of declining interest rates, the rate of prepayments has historically tended to increase (as does price fluctuation) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, we would expect reinvestment of the prepayment proceeds by us to generally be at lower rates of return than the return on the assets that were prepaid. There can be no assurances that a significant change in market interest rates will not have a material adverse effect on our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to benefit from lower interest rates with respect to hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

We depend upon our Adviser and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.

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

Our financial condition and results of operations depend on our ability to manage future growth effectively.

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

Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law, exemptive relief and/or the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts have declined, and vice versa. The Adviser and/or one or more of its affiliates have in the past and may in the future enter into one or more contractual arrangements with Syndication Partners including certain third parties that may or may not be advisory clients of the Adviser, whereby, subject to certain investment criteria, the Adviser would agree to present such third parties with certain co-investment opportunities alongside the MS Private Credit platform, including us All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among the Company and the Affiliated Investment Accounts, including any proprietary accounts of Morgan Stanley. Our Adviser has established allocation policies and procedures and will continue to allocate opportunities among one or more of the Company, such Affiliated Investment Accounts and Syndication Partners in accordance with the terms of such policies and procedures. Investors should note that such allocation decisions may not be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.

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

Principals of the Adviser and its affiliates and members of the Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions in order to comply with applicable law, regulatory restrictions or internal policies or procedures, including without limitation joint transaction restrictions pursuant to the 1940 Act, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

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

For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. See “Item 1. Business –Certain Material U.S. Federal Income Tax Considerations—Election to be Taxed as a RIC.” This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

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

The assets of the Company could be considered to be “plan assets” for purposes of ERISA.

We do not intend to limit investment by employee benefit plans or other investors that may be subject to ERISA or Section 4975 of the Code. We anticipate that our Units will continue to be a “publicly offered security” for purposes of ERISA. However, if at any time any class of our Units are not considered a “publicly-offered security” for purposes of ERISA, the Company may be deemed to hold “plan assets” subject to ERISA and Section 4975 of the Code. If any portion of the Company’s assets are deemed to be “plan assets” for purposes of ERISA and/or Section 4975 of the Code, the Company may be restricted from making certain otherwise desirable investments or entering into otherwise desirable transactions. In particular, because of the broad, global nature of Morgan Stanley’s business and the potential conflicts raised by those activities, it is possible that there could be numerous transactions that the Company is not permitted to participate in under ERISA and/or Section 4975 of the Code. However, if the Units continue to qualify as a “publicly-offered security” under ERISA, or if the Company establishes that “benefit plan investors” (as defined under ERISA) in the aggregate hold less than 25% of the total value of each class of equity interest in the entity, the Company’s assets would not be considered to be plan assets.

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

The SEC has granted us and our Adviser the Order that allows us to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions specified in the Order. Pursuant to the Order, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order), in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.

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

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, are included in our income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred units with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and the Adviser will have no obligation to refund any fees it received in respect of such accrued income.

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

For any taxable year that we are not treated as a “publicly offered regulated investment company,” which status is acquired as a result of either (1) our Units and preferred units collectively being held by at least 500 persons at all times during a taxable year, (2) our Units are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) our Units being treated as regularly traded on an established securities market, each U.S. unitholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. unitholder’s allocable share of the management fee paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. unitholder. Miscellaneous itemized deductions generally are not deductible by a U.S. unitholder that is an individual, trust or estate. See Item 1. Business — “Certain Material U.S. Federal Income Tax Considerations — Taxation of U.S. Unitholders.”

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

In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. If we issue preferred units, which is another form of leverage, the preferred units would rank “senior” to the Units in our capital structure. Preferred unitholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common unitholders, and the issuance of preferred units could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Units or otherwise be in the best interest of our common unitholders. Our common unitholders will directly or indirectly bear all of the costs associated with offering and servicing any preferred units that we issue. In addition, any interests of preferred unitholders may not necessarily align with the interests of common unitholders and the rights of preferred unitholders to receive distributions would be senior to those of our common unitholders. We do not, however, anticipate issuing preferred units in the next 12 months. We are not generally able to issue and sell our Units at a price below net asset value per unit.

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

The following table illustrates the effect of leverage on returns from an investment in our Units as of December 31, 2025, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to Unitholders assuming actual asset coverage as of December 31, 2025(1)	(26.3)%	(16.1)%	(5.8)%	4.4%	14.6%

(1)
Assumes $615.6 million in total assets, $274.2 million in debt outstanding and $301.0 million in net assets as of December 31, 2025, and an average cost of funds of 6.42%, which is our weighted average interest rate as of December 31, 2025, excluding unused fees and financing costs.

Based on our outstanding indebtedness of $274.2 million as of December 31, 2025 and the effective weighted average annual interest rate of 6.42% (excluding unused fees and financing costs), our investment portfolio would have been required to experience an annual return of at least 2.86% to cover annual interest payments on the outstanding debt.

We are subject to risks associated with the SMBC Facility and any Credit Facility.

We have entered into a senior secured revolving credit agreement with the Company, as a borrower, Sumitomo Mitsui Banking Corporation (“SMBC”), as administrative agent, lead arranger, and sole bookrunner, and the lender from time to time party thereto (as amended, restated, supplemented or otherwise modified from time to time, the “SMBC Facility”).

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

Any inability to renew, extend or replace the Credit Facilities could adversely impact our liquidity and ability to find new investments or maintain distributions to our unitholders.

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

In addition to regulatory limitations on our ability to raise capital, our financing agreements contain various covenants, which, if not complied with, could accelerate our repayment obligations under such agreements, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our investments. We are party to various financing agreements from time to time which contain customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements.

Our continued compliance with the covenants contained under these financing agreements depends on many factors, some of which may be beyond our control. We can offer no assurances that we would continue to comply with any such covenants. Our failure to satisfy the respective covenants could result in foreclosure by the lenders under the applicable credit facility or governing instrument or acceleration by the applicable lenders or noteholders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our unitholders. These financing agreements may also include customary cross-default provisions, and if the indebtedness is accelerated, we may be unable to repay or finance the amounts due.

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

Our existing Credit Facilities may place significant restrictions on our ability, as servicer, to sell investments, and we expect that any Credit Facility we enter into in the future would include similar restrictions. As a result, there may be times or circumstances during which we would be unable to sell investments or take other actions that might be in our best interests.

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

We may be subject to risks associated with any collateralized loan obligations, or CLOs, we enter into to finance our investments.

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

The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Valuation Designee (as defined below), subject to oversight by the Board, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Note 5. Fair Value Measurements” in the notes to our consolidated financial statements, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820, Fair Value Measurements (“ASC 820”). This means that our portfolio valuations are based on unobservable inputs and our Valuation Designee’s assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

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

We have retained the services of independent service providers to review the valuation of these securities. The valuation of all of our portfolio investments for which a market quote is not readily available will be reviewed by an independent valuation firm at least quarterly or more often as determined by the Valuation Designee or the Board. The types of factors that our Valuation Designee, under the supervision of our Board of Directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and in particular, the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, and thus our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We adjust quarterly (or as otherwise may be required by the 1940 Act in connection with the issuance of our Units the valuation of our portfolio to reflect our Board of Directors’ approval of the fair value of each investment in our portfolio, as determined by the Valuation Designee. Any changes in fair value are recorded in the aggregate in our consolidated statement of operations as a net change in unrealized appreciation or depreciation.

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

There are risks associated with any potential merger with or purchase of assets of another fund.

The Adviser may in the future recommend to our Board that we merge with or acquire all or substantially all of the assets of one or more funds including a fund that could be managed by the Adviser or its affiliates (including another BDC). We do not expect that the Adviser would recommend any such merger or asset purchase unless it determines that it would be in the best interest of us and our unitholders, with such determination dependent on factors it deems relevant, which may include our historical and projected financial performance and any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If the Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Adviser by us and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to the Adviser as a result of managing a single, larger fund instead of two separate funds.

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

We may be subject to risks associated with our investments in the software industry

We could invest in portfolio companies in the software industry, and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example, portfolio companies in the software industry are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.

The liability of each of the Adviser and the Administrator is limited, and we have agreed to indemnify against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.

Under the Investment Advisory Agreement, the Adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board of Directors in following or declining to follow the Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Adviser, its directors, trustees, officers, equityholders or members (and their equityholders or members, including the owners of their equityholders or members), agents, employees, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser are not liable to us or any equityholders for acts or omissions performed by the Adviser in accordance with any of its duties or obligations under the Investment Advisory Agreement or otherwise as investment adviser of the Company (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services), except where attributable to the willful misfeasance, bad faith or gross negligence in the performance of such person’s obligations or duties or by reason of reckless disregard of the Adviser’s duties or obligations under the Investment Advisory Agreement In addition, we have agreed to indemnify the Adviser and each of its directors, trustees, officers, equityholders or members (and their equityholders or members, including the owners of their equityholders or members), agents, employees, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with the performance of such person’s duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser to the Company, except where attributable to the willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of reckless disregard of the Adviser’s obligations or duties under the Investment Advisory Agreement, subject to the provisions of the Company’s organizational documents, the 1940 Act, and the laws of the State of New York. Under the Administration Agreement, the Administrator and certain specified parties providing administrative services pursuant to that agreement are not liable to us or our unitholders for, and we have agreed to indemnify them for, any claims or losses arising out of the good faith performance of their duties or obligations under the Administration Agreement, except where attributable to the willful misfeasance, bad faith or gross negligence or by reason of reckless disregard of the Administrator’s duties or obligations under the Administration Agreement, subject to the provisions of the 1940 Act. These protections may lead the Adviser or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

We may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. Derivative transactions, if any, will generally create leverage for us and involve significant risks. The primary risks related to derivative transactions include counterparty, correlation, liquidity, leverage, volatility, over-the-counter trading, operational and legal risks. In addition, a small investment in derivatives could have a large potential impact on our performance, effecting a form of investment leverage on our portfolio. In certain types of derivative transactions, we could lose the entire amount of our investment; in other types of derivative transactions the potential loss is theoretically unlimited.

Rule 18f-4 under the 1940 Act requires BDCs that use derivatives to be subject to a value-at-risk leverage limit and requires the adoption and implementation of a derivatives risk management program that is reasonably designed to identify, assess and manage its derivatives transaction trading risk, subject to certain exceptions. Additionally, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users and would not be subject to the full requirements of Rule 18f-4. The Company intends to operate under the limited derivatives user exemption of Rule 18f-4 and has adopted written policies and procedures reasonably designed to manage the Company’s derivatives risk pursuant to Rule 18f-4. In connection with the adoption of Rule 18f-4, the SEC also eliminated the asset segregation and cover framework arising from prior SEC guidance for covering derivatives and certain financial instruments. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Rule 18f-4 also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provision of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the asset coverage ratios as discussed herein. In addition, under the “delayed-settlement securities” provision of Rule 18f-4, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date. We may otherwise engage in such transaction as a “derivatives transaction” for purposes of compliance with the rule. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due. We cannot predict the effects of these requirements.

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

We may experience fluctuations in our periodic operating results.

We could experience fluctuations in our periodic operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the number and size of investments we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.

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

Certain loans in our portfolio may consist of “covenant-lite” loans. Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because such loans may not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Accordingly, to the extent we invest in covenant-lite loans, we may have less protection from borrower actions and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants. As of December 31, 2025, approximately 60% of our portfolio, measured as percent of gross commitments, is in loans that are considered “covenant-lite”.

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

In certain cases, we may also be prohibited by contract from selling our investments for a period of time or otherwise be restricted from disposing of our investments. Furthermore, certain types of investments expected to be made may require a substantial length of time to realize a return or fully liquidate. We may exit some investments through distributions in kind to the unitholders, after which such disposition you will still bear the risks associated with holding the securities and must make your own disposition decisions.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Valuation Designee, under the supervision of our Board of Directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•
a comparison of the portfolio company’s securities to publicly traded securities;
•
the enterprise value of the portfolio company;
•
the nature and realizable value of any collateral;
•
the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•
the markets in which the portfolio company does business;
•
the changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future; and
•
other relevant factors.

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

Our investments in OID and PIK instruments may expose us to investment risk.

To the extent that we invest in OID or PIK instruments and the accretion of OID or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•
the interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•
OID and PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of any associated collateral;
•
an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future management fees which thus increases the Adviser’s future income incentive fees at a compounding rate;

•
market prices of OID and PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero-coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•
the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•
even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•
for accounting purposes, cash distributions to investors representing OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•
the required recognition of OID or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to maintain tax treatment as a RIC for U.S. federal income tax purposes; and
•
OID may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

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

Additionally, our portfolio companies may be subject to certain so-called sustainability risks, or ESG events or conditions that, if they occur, could cause an actual or potential material impact on the value of the Company, including, but not limited to, the following:

•
Climate change risks include both global warming driven by human emissions of greenhouse gases and the resulting large-scale shifts in weather patterns. Risks associated with climate change include transition risks (policy changes, reputational impacts and shifts in market preferences, norms and technology) and physical risk (physical impacts of climate change such as droughts, floods or thawing ground);
•
Natural resource risks including rising costs from resource scarcity or resource usage taxes and systemic risk from biodiversity loss;
•
Pollution and waste risks including liabilities associated with contamination and waste management costs;
•
Human capital risks include declining employee productivity, attrition and turnover costs, pandemics and supply chain reputational risks or disruption;
•
Community risks factors including loss of license to operate, operational disruptions caused by protests or boycotts and systematic inequality and instability;
•
Security and safety risks such as consumer security, data privacy and security; and
•
Other climate-related conditions and events that present risks related to the physical impacts of the climate and risks related to a potential transition to a lower carbon economy.

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

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

•
increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•
exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•
preserve or enhance the value of our investment.

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

To the extent that we do not hold controlling equity interests in portfolio companies, we will have a limited ability to protect our position in such portfolio companies. We may also co-invest with third parties through partnerships, joint ventures or other entities. Such investments may involve risks in connection with such third-party involvement, including the possibility that a third-party co-investor may have economic or business interests or goals that are inconsistent with ours or may be in a position to take (or block) action in a manner contrary to our investment objective. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements. The Company does not currently intend to create or acquire primary control of any entity that primarily engaged in investment activities in securities or other assets, other than entities wholly owned by the Company.

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

The rights we may have with respect to the collateral securing any junior priority loans, including any “last out” pieces of tranched first lien loans, we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into (or the absence of an intercreditor agreement) with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•
the ability to cause the commencement of enforcement proceedings against the collateral;
•
the ability to control the conduct of such proceedings;
•
the approval of amendments to collateral documents;
•
the releases of liens on the collateral; and
•
the waivers of past defaults under collateral documents.

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

We may engage in hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions or investing in foreign securities would entail additional risks to our unitholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Use of these hedging instruments may include counter-party credit risk. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.

Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of the positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary, as may the time period in which the hedge is effective relative to the time period of the related exposure. Also, where a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. If restrictions on exercise were imposed, we might be unable to exercise an option we had purchased. If we were unable to close out an option that we had purchased on a security, it would have to exercise the option in order to realize any profit or the option may expire worthless.

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy.

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

There are restrictions on the ability of holders of our Units to transfer Units in excess of the restrictions typically associated with a private offering of securities under Regulation D, Regulation S and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment in our Units and the price at which holders may be able to sell their Units.

We are relying on an exemption from registration under the Securities Act and state securities laws in offering our Units pursuant to the Subscription Agreements. As such, absent an effective registration statement covering our Units, such Units may be resold only in transactions that are exempt from the registration requirements of the Securities Act. Our Units will have limited transferability which could delay, defer or prevent a transaction or a change of control of the Company that might involve a premium price for our securities or otherwise be in the best interest of our common unitholders.

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

Unitholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser or the Administrator are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from any securities offerings and the performance of our investments. Unitholders should also understand that any future repayments to the Adviser will reduce the distributions they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.

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

We commenced a unit repurchase program pursuant to which we intend to conduct quarterly repurchase offers. In any such repurchase program, only a limited number of Units will be eligible for repurchase. As a result, the price at which we repurchase Units may be at a discount to the price at which you purchased Units in the private offering. The unit repurchase program will include numerous restrictions that limit your ability to sell your Units, and unit repurchases may not be available each month. For example, to the extent we choose to repurchase Units in any particular quarter, we intend to limit the number of Units to be repurchased in each quarter to no more than 5% of our outstanding Units (either by number of units or aggregate net asset value) as of such quarter end. To the extent that the number of Units put to us for repurchase exceeds number of Units that we are able to purchase, we will repurchase Units on a pro rata basis, not on a first-come, first-serve basis. Further, we will have no obligation to repurchase Units if the repurchase would violate the restrictions on distributions under federal law or Delaware law. These limits may prevent us from accommodating all repurchase requests made in any month. We will notify our unitholders of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly unit repurchase program, we will have discretion to not repurchase Units, to suspend the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell units promptly and at a desired price.

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

Before making investments, we may invest the net proceeds of the Private Offering primarily in cash, cash-equivalents, U.S. government securities, repurchase agreements, and/or other high-quality debt instruments maturing in one year or less from the time of investment. This will produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities and loans meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.

The net asset value of our Units may fluctuate significantly.

The net asset value and liquidity, if any, of the market for our Units may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
Changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•
Changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•
Loss of RIC tax treatment or BDC status;
•
Distributions that exceed our net investment income and net income as reported according to U.S.GAAP;
•
Changes in earnings or variations in operating results;
•
Changes in accounting guidelines governing valuation of our investments;
•
Any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•
Departure of our Adviser or certain of its key personnel;
•
Inability of the Adviser to employ additional experienced investment professionals;
•
General economic trends and other external factors;
•
Escalation of geopolitical tensions and disruptions in local, regional, national and global markets and economies affected thereby, including the potential for volatility in energy prices and other supply chain issues, and disruptions related to tariffs and other trade or sanctions issues and the impact of such events on the industries in which we invest;
•
Inflation, and its impact on our portfolio companies and on the industries in which we invest;
•
Loss of a major funding source;
•
The impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
The economic and other impacts of disease outbreaks, pandemics, or any other serious public health concern, in the United States as well as worldwide

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

We have an “opt out” DRIP pursuant to which unitholders will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional Units unless they elect to receive their distributions in cash. As a result, our unitholders that “opt out” of our DRIP will experience dilution in their ownership percentage of our Units over time. See “Item 1. Business—Distribution Reinvestment Plan.”

Our unitholders may receive our Units as distributions, which could result in adverse tax consequences to them.

In order to satisfy the Annual Distribution Requirement applicable to RICs, we will have the ability to declare a large portion of a distribution in our Units instead of in cash. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company (as defined in the Code) to distribute its own stock as a distribution for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. As long as a portion of such distribution is paid in cash (which portion may be as low as 20% of such distribution) and certain requirements are met, the entire distribution will be treated as a distribution for U.S. federal income tax purposes. As a result, a unitholder generally would be subject to tax on 100% of the fair market value of the distribution on the date the distribution is received by the unitholder in the same manner as a cash distribution, even though most of the distribution was paid in our Units. We do not currently intend to pay dividends in Units.

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

Persons with the right to appoint a director or who hold 10% or more of our Units may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of securities (except exempted securities) within a six-month period.

General Risk Factors

We are operating in a period of capital markets volatility and economic uncertainty. These market conditions, when they occur, materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.

Our business and operations may be adversely affected by market, economic and geopolitical conditions, and including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Any market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets. The full impact of any such risks is uncertain and difficult to predict.

Capital markets volatility and instability have also occurred in the past and may occur in the future. At various times, such disruptions in the past have resulted in, and may in the future result in, a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused volatility in the global markets, and we cannot assure you that these market conditions will not continue or worsen in the future. Terrorist acts, acts of war, geopolitical tensions, natural disasters, or disease outbreaks, pandemics or other public health crises may cause periods of market instability and volatility and may disrupt the operations of us and our portfolio companies for extended periods of time.

Such conditions may occur for a prolonged period of time, and may materially worsen in the future, including as a result of U.S. government shutdowns or the perceived creditworthiness of the United States, could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if any, may be at a higher cost and on less favorable terms and conditions than would currently be available. If we are unable to raise or refinance debt, unitholders may not benefit from the potential for increased returns on equity resulting from leverage, and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

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

We and certain of our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the relevant government agencies charged with implementing those laws and regulations, and new laws, regulations and interpretations may also come into effect. For example, because a Morgan Stanley affiliate is acting as the Adviser, we are subject to certain federal banking and financial requirements, including the BHCA, regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Act. Although not currently contemplated, to the extent we are deemed to be controlled by Morgan Stanley for purposes of the BHCA, we must generally comply with the investment and activity restrictions applicable to Morgan Stanley under the BHCA. Such restrictions may place certain limitations on our ability to engage in activities or make investments in companies. For instance, the BHCA permits a BHC, as well as any non-bank affiliate of such BHC, to make investment representing less than 5% of any class of voting shares of another company so long as that investment is otherwise non-controlling under the BHCA. The BHCA also permits well-capitalized, well-managed BHCs that have elected to be treated as a FHC to engage in expanded “financial in nature,” activities without prior approval of the Federal Reserve. Such financial in nature activities include bona fide merchant banking activities, so long as (i) the FHC holds its merchant banking investments only for a period of time sufficient to enable the sale or disposition thereof on a reasonable basis (generally no more than 10 years) and (ii) the FHC does not routinely manage or operate the companies in which it invests except as necessary or required to obtain a reasonable return on its investment. The BHCA does not, however, require Morgan Stanley to financially support us.

Similarly, the Volcker Rule generally restricts any banking entity (which includes Morgan Stanley and most affiliates of Morgan Stanley) from engaging in “proprietary trading” as well as from acquiring or retaining any “ownership interest” in a “covered fund”, in each case unless the investment or activity is conducted in accordance with an exclusion or exemption. The Volcker Rule also generally prohibits certain transactions between a banking entity and any of its affiliates, on the one hand, and a covered fund for which the banking entity or any of its affiliates serves, directly or indirectly, as the investment manager, investment adviser, or that the banking entity or any of its affiliates sponsors in connection with organizing and offering that fund (or with any other covered fund that is controlled by such fund, on the other hand). As a BDC, we are not considered to be a covered fund. As a result, Morgan Stanley and its subsidiaries’ investments in us would not be subject to the Volcker Rule restrictions on investments in covered funds, but we would be considered a banking entity subject to restrictions on proprietary trading to the extent we are “controlled” by Morgan Stanley or its affiliates. Although not currently contemplated, generally, we will be deemed to be controlled for these purposes in the event that entities affiliated with Morgan Stanley own 5% or more of our outstanding voting securities. It is not certain how all aspects of the Volcker Rule will be interpreted and applied, or what the impact of the Volcker Rule will have on us. In addition, the restrictions and limitations on Morgan Stanley and us may change in the future as the Federal Reserve and other agencies consider whether and how to revise and apply the Volcker Rule. We believe that we may perform our activities and services without violation of applicable U.S. banking laws and regulations. However, it is possible that future changes or clarifications in the BHCA and Volcker Rule, as well as judicial or administrative decisions or interpretations of present of future laws or regulations, could restrict (or possibly prevent) our ability to continue to conduct our operations as currently contemplated. In such event, we, the Adviser and/or Morgan Stanley may agree to make certain amendments or changes to the extent necessary to permit the Adviser to continue to provide services to us, while enabling us to continue to achieve our purposes and objectives.

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

The outcome of the U.S. presidential, congressional and other elections creates significant uncertainty with respect to the legal, tax and regulatory regime in which we and our portfolio companies will operate.

Changes in the composition of the U.S. government following an election could result in changes to U.S. and non-U.S. fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in economic policy, the regulation of the asset management industry, international trade policy and/or tax law, among other things, could have a material adverse impact on us and our investments. General fluctuations in the market prices of securities and interest rates could affect our investment opportunities and the value of our investments. We could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets could affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could lose both invested capital in, and anticipated profits from, any affected investments.

While the current U.S. administration has signaled a reduced emphasis on regulation, past U.S. administrations supported an enhanced regulatory agenda. Changes in regulation can impose greater costs on certain sectors, including financial services, or otherwise impact the competitive environment for obligors, which could adversely impact us and our clients.

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

Furthermore, in recent years cybersecurity risks for financial institutions have significantly increased in part because of the proliferation of new technologies, the use of the internet, mobile telecommunications and cloud technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external extremist parties, including foreign state actors in some circumstances as a means to promote political ends. Global events and geopolitical instability may lead to increased nation state targeting of financial institutions in the U.S. and abroad. Any of these parties may also attempt to fraudulently induce employees, customers, clients, vendors, or other third parties or users of the Company, the Adviser, the Administrator and their affiliates’ systems to disclose sensitive information in order to gain access to such parties’ data or that of their employees or clients. Cybersecurity risks may also derive from human error, fraud, malice on the part of the Adviser or the Administrator and their affiliates’ employees or third parties, or may result from software bugs, server malfunctions, software or hardware failure or other accidental technological failure. For example, human error has led to the loss of Morgan Stanley’s physical data-bearing devices in the past. These risks may be heightened by several factors, including remote work, reliance on new technologies (such as generative artificial intelligence) or as a result of the integration of acquisitions and other strategic initiatives that may subject us to new technology, customers or third-party providers. In addition, third parties with whom we do business or share information, and each of their service providers, our regulators and the third parties with whom our customers and clients share information used for authentication, may also be sources of cybersecurity and information security risks, particularly where activities of customers are beyond our security and control systems. There is no guarantee that the measures we take will provide absolute security or recoverability given that the techniques used in cyberattacks are complex, frequently change and are difficult to anticipate.

Like other financial services firms, Morgan Stanley, its third party-providers and its clients continue to be the subject of unauthorized access attacks, mishandling or misuse of information, computer viruses or malware, cyber attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or networks or cause other damage, denial of service attacks, data breaches, social engineering attacks, phishing attacks and other events, and there can be no assurance that such unauthorized access, mishandling or misuse of information, or cyber incidents will not occur in the future, and they could occur more frequently and on a more significant scale. Given Morgan Stanley’s global footprint and the high volume of transactions it processes, the large number of clients, partners, vendors and counterparties with which it does business, and the increasing sophistication of cyber attacks, a cyber attack, information or security breaches could occur and persist for an extended period of time without detection.

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

In addition, cybersecurity continues to be a key priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals or the general investing public of data security breaches involving certain types of personal data, including the SEC. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

We are subject to risks associated with artificial intelligence and machine learning technology.

The Company and the Adviser may use or rely on proprietary and/or third-party technology, including artificial intelligence solutions. Artificial intelligence (“AI”) refers to computer systems capable of performing tasks that typically require human intelligence, including but not limited to machine learning, natural language processing, and generative and agentic AI technologies. These systems are designed to analyze data, learn from patterns, make decisions and solve problems. Actual usage of AI will vary and is likely to change over time. Investors should be aware that the use of AI tools, while potentially beneficial, presents a range of risks and may result in material adverse consequences (including the risks discussed in further detail below) for the Company or its third-party service providers or counterparties, and no assurance can be given that any controls adopted to govern the use of AI will fully mitigate the risks associated with AI technologies.

AI tools may produce inaccurate, biased, insufficient, discriminatory, misleading, incomplete, undetectable manipulative or otherwise flawed responses due to (among other things) limitations in training data, algorithmic design or operational oversight. Such deficiencies may result in operational errors, investment losses, reputational, financial, or social harm, legal liability, regulatory scrutiny or other adverse effects. The deployment and supervision of AI tools may increase operational and compliance risks. Inappropriate use of AI tools or overreliance on AI outputs without adequate human oversight may further exacerbate these risks.

The legal and regulatory environment relating to AI is uncertain and evolving and future changes, such as those related to privacy, data protection and intellectual property, could have an impact on the use of AI and existing or emerging technologies that could impact the Company. It is possible that future changes in applicable legal and regulatory requirements could increase compliance costs. Any of these risks could adversely affect the Company. Additionally, regulatory actions or legal challenges may impose restrictions or obligations that affect operational efficiency or compliance posture.

The misuse of AI tools, whether intentional or inadvertent, may expose the Company to additional risks. In addition, AI tools and technology are evolving rapidly and the integration of AI in systems and operations create new risks that can be difficult to assess and anticipate.

The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

The use of third-party and open-source AI tools (if any) can pose additional risks relating to data protection and information security, including the potential exposure of confidential information to unauthorized recipients and the misuse of intellectual property, which could adversely affect the Company.

The use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. The use of AI by bad actors could heighten the security vulnerabilities and sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.

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

Geopolitical conflicts and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in affected regions or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

The extent to which any disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply-chain disruption, is uncertain. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. There is a risk that any future disease outbreaks or health pandemics (including a recurrence of the Coronavirus) would impact our ability to achieve our investment objectives. Further, if a future pandemic occurs during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.

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

We are an “emerging growth company,” as defined in the JOBS Act, until the earliest of:

•
The last day of the fiscal year ending after the fifth anniversary of any initial public offering of our Units;
•
The year in which our total annual gross revenues first exceed $1.235 billion;
•
The date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•
The last day of a fiscal year in which we (1) have an aggregate worldwide market value of our Units held by non-affiliates of $700 million or more, computed at the end of the last business day of the second fiscal quarter in such fiscal year and (2) have been a reporting company under the Exchange Act for at least one year (and filed at least one annual report under the Exchange Act).

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

As part of its enterprise risk management (“ERM”) framework, Morgan Stanley has implemented and maintains a program to assess, identify, and manage risks arising from the cybersecurity threats confronting the Firm (“Cybersecurity Program”). Morgan Stanley’s Cybersecurity Program helps protect the Firm’s clients, customers, employees, property, products, services, and reputation by seeking to preserve the confidentiality, integrity, and availability of information, enable the secure delivery of financial services, and protect the business and the safe operation of our technology systems, including as applicable to the Company and its unitholders. Morgan Stanley continually adjusts its Cybersecurity Program, and makes adjustments where appropriate, to address the evolving cybersecurity threat landscape, including threats arising from new technologies, such as generative artificial intelligence, and comply with extensive legal and regulatory expectations.

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

Governance

Morgan Stanley and Company Management’s role in assessing and managing material risks from cybersecurity threats

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

The Chief Compliance Officer ("CCO") of the Company is responsible for overseeing the Company’s risk management function and generally relies on the CIO, CISO, and Head of NFR CTIS to assist with assessing and managing material risks from cybersecurity threats that are applicable to the Company. The CIO has over 30 years of experience in various engineering, information technology (“IT"), operations, and information security roles. The CISO has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of IT strategy, risk management, and information security. The Head of NFR CTIS has over 20 years of experience in technology, security, and compliance roles, including experience in government security agencies. The Company's CCO has worked in the financial services industry for 27 years and has covered registered investment companies, including business development companies, from a compliance perspective for over 25 years, during which time the Company’s CCO has gained expertise in assessing and managing risk applicable to the Company.

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

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the fiscal year ended December 31, 2025, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

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

Investors who acquire our Units in such private offerings are required to complete, execute and deliver a Subscription Agreement, a joinder to our Amended and Restated Limited Liability Company Agreement, as amended, the LLC Agreement, and related documentation, which includes customary representations and warranties, certain covenants and restrictions and indemnification provisions. Additionally, such investors may be required to provide due diligence information to us for compliance with certain legal requirements. We may, from time to time, engage offering or distribution agents and incur offering or distribution fees or sales commissions in connection with the private offering of our Units in certain jurisdictions outside the United States. The cost of any such offering or distribution fees may be borne by an affiliate of the Adviser. We will not incur any such fees or commissions if our net proceeds received upon a sale of our Units after such costs would be less than the net asset value per unit.

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

Holders

As of March 3, 2026, we had 15,939,739 holders of record of our Units.

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

Distribution Reinvestment Plan

We have adopted an “opt out” distribution reinvestment plan (“DRIP”). As a result, if our Board of Directors authorizes, and we declare, a cash distribution, our unitholders will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional units of same class of units to which the distribution relates unless they specifically “opt out” of the DRIP and elect to receive distributions in cash. Unless our unitholders elect to receive their distributions in cash, we intend to make such distributions in additional shares of our common units under our DRIP. See “Item 1. Business—Distribution Reinvestment Plan.”

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
January 27, 2025	January 31, 2025	February 05, 2025	$0.1430	$1,398
February 27, 2025	February 28, 2025	March 05, 2025	0.1429	1,492
March 25, 2025	March 31, 2025	April 03, 2025	0.1430	1,605
January 27, 2025	March 31, 2025	April 03, 2025	0.0507	569	(1)
April 25, 2025	April 30, 2025	May 05, 2025	0.1429	1,700
May 22, 2025	May 31, 2025	June 04, 2025	0.1428	1,757
June 18, 2025	June 30, 2025	July 03, 2025	0.1423	1,790
June 18, 2025	June 30, 2025	July 03, 2025	0.0505	635	(1)
July 24, 2025	July 31, 2025	August 05, 2025	0.1424	1,881
August 21, 2025	August 31, 2025	September 03, 2025	0.1426	1,919
September 22, 2025	September 30, 2025	October 03, 2025	0.1425	1,961
September 22, 2025	September 30, 2025	October 03, 2025	0.0505	695	(1)
October 23, 2025	October 31, 2025	November 05, 2025	0.1425	1,970
November 20, 2025	November 30, 2025	December 03, 2025	0.1426	2,006
December 22, 2025	December 31, 2025	January 06, 2026	0.1442	2,269
December 22, 2025	December 31, 2025	January 06, 2026	0.0381	599	(1)
Total Distributions			$1.9035	$24,246

(1) Represents a special distribution.

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
January 29, 2024	January 31, 2024	February 05, 2024	$0.1591	$490
February 27, 2024	February 29, 2024	March 05, 2024	0.1593	551
March 25, 2024	March 31, 2024	April 04, 2024	0.1596	631
April 25, 2024	April 30, 2024	May 03, 2024	0.1594	721
May 28, 2024	May 31, 2024	June 05, 2024	0.1594	809
June 25, 2024	June 30, 2024	July 03, 2024	0.1599	974
July 25, 2024	July 31, 2024	August 05, 2024	0.1599	1,042
August 27, 2024	August 31, 2024	September 05, 2024	0.1601	1,091
September 24, 2024	September 30, 2024	October 03, 2024	0.1605	1,169
October 25, 2024	October 31, 2024	November 05, 2024	0.1608	1,244
November 25, 2024	November 29, 2024	December 04, 2024	0.1600	1,396
December 23, 2024	December 31, 2024	January 06, 2025	0.1598	1,459
Total Distributions			$1.9178	$11,577

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during the year ended December 31, 2025.

Payment Date	DRIP Units Issued	DRIP Units Value
January 06, 2025	25,363	$514
February 05, 2025	28,796	584
March 05, 2025	31,379	635
April 03, 2025	44,857	906
May 05, 2025	34,378	692
June 04, 2025	35,429	714
July 03, 2025	48,996	990
August 05, 2025	37,718	762
September 03, 2025	38,779	784
October 03, 2025	53,780	1,087
November 05, 2025	39,904	806
December 03, 2025	41,120	830
Total	460,499	$9,304

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

The following table further summarizes the unit repurchases completed for the year ended December 31, 2025:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 07, 2025	5.00%	$20.18	March 31, 2025	$5,024	248,972	2.83%	—
June 07, 2025	5.00%	$20.21	June 30, 2025	1,247	61,693	0.56%	—
September 04, 2025	5.00%	$20.22	September 30, 2025	3,134	154,986	1.24%	—
December 05, 2025	5.00%	$20.14	December 31, 2025	15,754	782,224	5.75%	—
Total				$25,159	1,247,875

(1) Percentage is based on total units as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

The following table further summarizes the unit repurchases completed for the year ended December 31, 2024:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 05, 2024	5.00%	$20.13	March 31, 2024	$351	17,435	0.81%	—
June 08, 2024	5.00%	$20.20	June 30, 2024	791	39,147	0.99%	—
September 07, 2024	5.00%	$20.31	September 30, 2024	5,824	286,775	4.74%	—
December 07, 2024	5.00%	$20.28	December 31, 2024	6,487	319,881	4.57%	—
Total				$13,453	663,238

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

Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For purposes of this Report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.

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

Pursuant to the Order, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order), in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.

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

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the Investment Advisory Agreement; (ii) costs and other expenses and our allocable portion of overhead incurred by the Administrator in performing its administrative obligations under the Administration Agreement between us and the Administrator; and (iii) other operating expenses as detailed below:

•
initial organization costs and offering costs incurred;
•
costs associated with any private offerings of our Units and any other securities offerings;
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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$571,796	$571,774	99.7%	$267,555	$268,845	99.6%
Other Debt Investments	715	689	0.1	626	630	0.2
Equity	1,075	1,095	0.2	398	413	0.2
Total	$573,586	$573,558	100.0%	$268,579	$269,888	100.0%

Our debt portfolio (excluding our liquid loan portfolio) displayed the following characteristics of each of our investments(1)(2), unless otherwise noted:

	As of
	December 31, 2025	December 31, 2024
Number of portfolio companies	181	128
Number of new investment commitments in portfolio companies	66	92
Number of investment commitments exited or fully repaid	13	5
Percentage of performing debt bearing a floating rate, at fair value	99.9%	99.8%
Percentage of performing debt bearing a fixed rate, at fair value	0.1%	0.2%
Weighted average yield on debt and income producing investments, at cost(3)	8.8%	9.7%
Weighted average yield on debt and income producing investments, at fair value(3)	8.8%	9.7%
Weighted average yield on total portfolio, at cost(4)	8.7%	9.7%
Weighted average yield on total portfolio, at fair value(4)	8.7%	9.7%
Weighted average 12-month EBITDA(8)	$150.5	$161.8
Median 12-month EBITDA(8)	$98.0	$111.3
Weighted average net leverage through tranche(5)(8)	5.9x	6.2x
Weighted average interest coverage(6)(8)	1.9x	1.7x
Weighted average loan to value(7)(8)	39.2%	40.4%
Percentage of debt investments with one or more financial covenants(8)	40.0%	50.7%
Percentage of our debt investments that are sponsor backed(8)	98.0%	99.6%
Percentage of loans and other debt in support of LBOs and acquisitions(8)	64.5%	59.7%
Percentage of our debt portfolio subject to business cycle volatility(8)	3.5%	6.1%
Average position size of our investments	$3.2	$2.1

(1)
Calculated as a percentage of gross debt commitments (funded and unfunded). Weighted average EBITDA, net leverage through the tranche in which the Company is a lender and loan to value exclude recurring revenue investments, which are investments in portfolio companies to which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.
(2)
Amounts were derived from investment due diligence information provided by the portfolio company. Such amounts have not been independently estimated by us, and, accordingly, we take no responsibility for such numbers and make no representation or warranty in respect of this information.
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
(5)
Net leverage is calculated as the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche in which the Company is a lender, excluding recurring revenue investments.

(6)
Interest coverage for a particular portfolio company is calculated by taking credit agreement EBITDA and dividing by annualized latest reported interest expense. Total interest coverage is calculated on a weighted average basis based on total gross debt commitments (funded and unfunded). Calculation excludes recurring revenue deals which are investments in portfolio companies to which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.
(7)
Calculated using total outstanding debt through the tranche in which the Company is a lender divided by total enterprise value from the private equity sponsor or market comparables.
(8)
Excludes liquid loan portfolio.

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
New investments committed
Gross principal balance(1)	$435,160	$306,022	$67,885
Net new investments committed	$435,160	$306,022	$67,885
Investments, at cost
Investments, beginning of period	$268,579	$51,386	$—
New investments purchased	338,520	234,324	53,622
Net accretion of discount on investments	730	423	84
Payment-in-kind	664	168	—
Net realized gain (loss) on investments	(98)	69	—
Investments sold or repaid	(34,809)	(17,791)	(2,320)
Investments, end of period	$573,586	$268,579	$51,386
Principal amount of investments funded
First lien debt	340,607	235,258	54,774
Other debt investments	—	589	—
Equity(2)	629	81	16
Total	$341,236	$235,928	$54,790
Amount of investments sold/fully repaid, at principal
First lien debt investments	$(24,579)	$(25,144)	$(1,900)
Total	$(24,579)	$(25,144)	$(1,900)

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

Risk Rating 1 — In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investment performance is above our initial underwriting expectations, and the business trends and risk factors present are generally favorable, which trends or factors may include the performance of the portfolio company or the likelihood of a potential exit.

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	December 31, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$1,794	0.3%	$—	— %
Risk rating 2	568,592	99.1	269,888	100.0
Risk rating 3	1,525	0.3	—	—
Risk rating 4	1,647	0.3	—	—
	$573,558	100.0%	$269,888	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	December 31, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$571,584	99.7%	$268,579	100.0%
Non-accrual(1)	2,002	0.3	—	—
Total	$573,586	100.0%	$268,579	100.0%

(1)
As of December 31, 2025 and December 31, 2024 the company had certain investments in one and zero portfolio companies, respectively, that were on non-accrual status.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Year Ended
	December 31, 2025	December 31, 2024
Total investment income	$38,421	$16,964
Less: Net expenses	14,287	5,692
Net investment income (loss)	24,134	11,272
Less: Excise tax expense	—	—
Net investment income (loss) after taxes	24,134	11,272
Net change in unrealized appreciation (depreciation)	(1,525)	1,221
Net realized gain (loss)	(94)	73
Net increase (decrease) in Members' Capital resulting from operations	$22,515	$12,566

Investment Income

Investment income was as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024
Investment income:
Interest income	$37,588	$16,392
Payment-in-kind	644	160
Dividend income	53	6
Other income	136	406
Total Investment Income	$38,421	$16,964

In the table above, total investment income increased from $16,964 for the year ended December 31, 2024 to $38,421 for the year ended December 31, 2025. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at cost increased from $268,579 as of December 31, 2024 to $573,586 as of December 31, 2025.

Additionally, for the year ended December 31, 2025, we recorded $139 of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $114 for the same period in the prior year.

Expenses

Expenses were as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024
Expenses:
Interest and other financing expenses	$11,164	$3,597
Management fees	3,127	1,449
Income based incentive fees	3,082	1,439
Capital gains incentive fees	(182)	161
Professional fees	1,387	1,089
Directors' fees	181	105
Administrative service fees	202	59
Organization and offering costs	—	54
General and other expenses	86	39
Total expenses	$19,047	$7,992
Income based incentive fee waiver (Note 3)	(2,380)	(1,044)
Expense support (Note 3)	—	(325)
Management fees waiver (Note 3)	(2,380)	(931)
Net expenses	$14,287	$5,692
Excise tax expense	$—	$—

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, increased from $3,597 for the year ended December 31, 2024, to $11,164, for the year ended December 31, 2025. The increase was primarily driven by our increased borrowings. Our debt outstanding increased from $91,018 as of December 31, 2024 to $274,206 as of December 31, 2025.

Base Management Fee

For the years ended December 31, 2025 and December 31, 2024, management fees net of waiver were $747 and $518, respectively.

Incentive Fee

For the years ended December 31, 2025 and December 31, 2024, income-based incentive fees net of waiver were and $702 and $395, respectively. For the year ended December 31, 2025 and December 31, 2024, capital gains incentive fees accrued to the Investment Adviser were $(182) and $161, respectively.

Professional Fees, Administrative Service Fee and Other Expenses

Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company which include costs of a financial printer utilized for certain preparation, printing and distribution services related to the offering materials.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Year Ended
	December 31, 2025	December 31, 2024
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(96)	$69
Foreign currency and other transactions	2	4
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(1,526)	$1,225
Translation of assets and liabilities in foreign currencies	1	(4)
Net realized and unrealized gain (loss)	$(1,619)	$1,294

For the year ended December 31, 2025, net change in unrealized appreciation (depreciation) on our investments of $(1,526) was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies.

For the years ended December 31, 2024 and December 31, 2023

A comparison of the fiscal years ended December 31, 2024 and December 31, 2023 can be found in our Form 10-K for the fiscal year ended December 31, 2024 within “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is incorporated herein by reference.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our Units, net borrowings from our credit facilities, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of any closing of our continuous private offering of our Units. Our primary use of cash is investments in portfolio companies, payments of our expenses, funding repurchases under our unit repurchase program and payment of cash distributions to our unitholders. Details of our credit facilities are described in “—Debt” below. We may, from time to time, enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

As of December 31, 2025, we had approximately $33.7 million of cash, which, taken together with our approximately $265.8 million of availability under the SMBC Facility and Barclays Facility (subject to borrowing base availability) (as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of December 31, 2025, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $137.5 million.

Unregistered Sales of Equity Securities

The following table summarizes total Units issued and proceeds received for the year ended December 31, 2025 and December 31, 2024, respectively:

Unit Issuance Date	Class I Units Issued	Proceeds Received
For the year ended December 31, 2025
January 01, 2025	943,938	$19,143
February 01, 2025	634,382	12,859
March 01, 2025	745,020	15,087
April 01, 2025	882,789	17,814
May 01, 2025	365,324	7,354
June 01, 2025	244,821	4,936
July 01, 2025	645,483	13,045
August 01, 2025	207,662	4,197
September 01, 2025	263,374	5,320
October 01, 2025	169,297	3,423
November 01, 2025	198,304	4,008
December 01, 2025	1,621,367	32,719
Total	6,921,761	$139,905
For the year ended December 31, 2024
January 01, 2024	918,507	$18,462
February 01, 2024	366,271	7,373
March 01, 2024	487,396	9,826
April 01, 2024	583,000	11,736
May 01, 2024	524,319	10,555
June 01, 2024	997,355	20,147
July 01, 2024	444,009	8,969
August 01, 2024	277,270	5,606
September 01, 2024	446,941	9,059
October 01, 2024	715,250	14,527
November 01, 2024	972,291	19,728
December 01, 2024	379,861	7,700
Total	7,112,470	$143,688

Distribution Reinvestment

The following table summarizes our distributions declared and payable for the year ended December 31, 2025 and December 31, 2024, respectively:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the year ended December 31, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1430	$1,398
February 27, 2025	February 28, 2025	March 05, 2025	0.1429	1,492
March 25, 2025	March 31, 2025	April 03, 2025	0.1430	1,605
January 27, 2025	March 31, 2025	April 03, 2025	0.0507	569	(1)
April 25, 2025	April 30, 2025	May 05, 2025	0.1429	1,700
May 22, 2025	May 31, 2025	June 04, 2025	0.1428	1,757
June 18, 2025	June 30, 2025	July 03, 2025	0.1423	1,790
June 18, 2025	June 30, 2025	July 03, 2025	0.0505	635	(1)
July 24, 2025	July 31, 2025	August 05, 2025	0.1424	1,881
August 21, 2025	August 31, 2025	September 03, 2025	0.1426	1,919
September 22, 2025	September 30, 2025	October 03, 2025	0.1425	1,961
September 22, 2025	September 30, 2025	October 03, 2025	0.0505	695	(1)
October 23, 2025	October 31, 2025	November 05, 2025	0.1425	1,970
November 20, 2025	November 30, 2025	December 03, 2025	0.1426	2,006
December 22, 2025	December 31, 2025	January 06, 2026	0.1442	2,269
December 22, 2025	December 31, 2025	January 06, 2026	0.0381	599	(1)
Total Distributions			$1.9035	$24,246
For the year ended December 31, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1591	$490
February 27, 2024	February 29, 2024	March 05, 2024	0.1593	551
March 25, 2024	March 31, 2024	April 04, 2024	0.1596	631
April 25, 2024	April 30, 2024	May 03, 2024	0.1594	721
May 28, 2024	May 31, 2024	June 05, 2024	0.1594	809
June 25, 2024	June 30, 2024	July 03, 2024	0.1599	974
July 25, 2024	July 31, 2024	August 05, 2024	0.1599	1,042
August 27, 2024	August 31, 2024	September 05, 2024	0.1601	1,091
September 24, 2024	September 30, 2024	October 03, 2024	0.1605	1,169
October 25, 2024	October 31, 2024	November 05, 2024	0.1608	1,244
November 25, 2024	November 29, 2024	December 04, 2024	0.1600	1,396
December 23, 2024	December 31, 2024	January 06, 2025	0.1598	1,459
Total Distributions			$1.9178	$11,577

(1) Represents a special distribution.

We have adopted an “opt out” distribution reinvestment plan (“DRIP”). As a result, unless unitholders elect to “opt out” of the DRIP, unitholders will have their cash dividends or distributions (net of applicable withholding tax) automatically reinvested in additional units of the same class of units to which the distribution relates, rather than receiving cash. Unitholders who receive distributions in the form of Units will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those unitholders will not receive cash with which to pay any applicable taxes.

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP were as follow:

Payment Date	DRIP Units Issued	DRIP Units Value
For the year ended December 31, 2025
January 06, 2025	25,363	$514
February 05, 2025	28,796	584
March 05, 2025	31,379	635
April 03, 2025	44,857	906
May 05, 2025	34,378	692
June 04, 2025	35,429	714
July 03, 2025	48,996	990
August 05, 2025	37,718	762
September 03, 2025	38,779	784
October 03, 2025	53,780	1,087
November 05, 2025	39,904	806
December 03, 2025	41,120	830
Total	460,499	$9,304
For the year ended December 31, 2024
January 04, 2024	4,483	$90
February 05, 2024	9,919	200
March 05, 2024	11,682	236
April 04, 2024	13,050	263
May 03, 2024	14,667	295
June 05, 2024	18,143	366
July 03, 2024	20,287	410
August 05, 2024	21,181	428
September 05, 2024	22,357	453
October 03, 2024	23,124	470
November 05, 2024	20,994	426
December 04, 2024	24,510	497
Total	204,397	$4,134

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

The following table further summarizes the unit repurchases completed for the year ended December 31, 2025:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 07, 2025	5.00%	$20.18	March 31, 2025	$5,024	248,972	2.83%	—
June 07, 2025	5.00%	$20.21	June 30, 2025	1,247	61,693	0.56%	—
September 04, 2025	5.00%	$20.22	September 30, 2025	3,134	154,986	1.24%	—
December 05, 2025	5.00%	$20.14	December 31, 2025	15,754	782,224	5.75%	—
Total				$25,159	1,247,875

(1)
Percentage is based on total units as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.

For the year ended December 31, 2024, units repurchased as follows.

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
(2)
All repurchase requests were satisfied in full.

Debt

Our outstanding debt obligations were as follows:

	December 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility	$340,000	$214,206	$125,794	$315,000	$91,018	$223,982
Barclays Facility	200,000	60,000	140,000	-	-	-
Total	$540,000	$274,206	$265,794	$315,000	$91,018	$223,982

For further details, see Note 6 “Debt” to our consolidated financial statements included in this Report.

RECENT DEVELOPMENTS

January Issuances and Distribution Declarations

Pursuant to our continuous private offering, we issued approximately 174,540 Units for an aggregate offering price of $3.5 million effective January 1, 2026.

On January 26, 2026, we declared a distribution in the amount of $0.1425 per unit and payable on or around February 4, 2026 to unitholders of record as of January 31, 2026.

February Issuances and Distribution Declarations

Pursuant to the Company’s continuous private offering, the Company issued approximately 706,441 Units for an aggregate offering price of $14.2 million effective February 1, 2026.

On February 26, 2026, our Board declared a distribution in the amount of $0.1419 per unit and payable on or around March 4, 2026 to unitholders of record as of February 28, 2026.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates including those relating to the valuation of our investment portfolio, should be read in connection with our consolidated financial statements in Part II, Item 8 of this Report, including Note 2 “Significant Accounting Policies.”

We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For further discussion and disclosure of key inputs and considerations related to this estimate, refer to “Note 5—Fair Value Measurements” included in the notes to the consolidated financial statements in Part II, Item 8 of this Report.

SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):

•
the Investment Advisory Agreement;

•
the Administration Agreement;
•
the Placement Agent Agreement;
•
the MSDI Agreement; and
•
the Expense Support Agreement.

For further details see Note 3. “Significant Agreements and Related Party Transactions” to our consolidated financial statements included in this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including valuation risk, market risk and interest rate risk.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenets. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by our Board of Directors, based on, among other things, the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board of Directors, or our Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented, and such differences could be material.

Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, international conflicts, trade policies and tariffs, government shutdowns, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and “Part I, Item 1A. Risk Factors—General Risk Factors—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of this Report.

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

As of December 31, 2025, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2025) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$15,070	$(8,223)	$6,847
Up 200 basis points	$10,047	$(5,482)	$4,565
Up 100 basis points	$5,023	$(2,741)	$2,282
Up 25 basis points	$1,256	$(685)	$571
Down 25 basis points	$(1,256)	$685	$(571)
Down 100 basis points	$(5,023)	$2,741	$(2,282)
Down 200 basis points	$(10,047)	$5,482	$(4,565)
Down 300 basis points	$(14,711)	$8,223	$(6,488)

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of North Haven Private Income Fund A LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of financial condition of North Haven Private Income Fund A LLC and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in members’ capital and cash flows for each of the three years in the period then ended, financial highlights for each of the three years in the period then ended and the period from November 30, 2022 (inception) to December 31, 2022, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, and financial highlights for each of the three years in the period then ended, and the period from November 30, 2022 (inception) to December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024 by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/Deloitte & Touche LLP

New York, NY

March 3, 2026

We have served as the Company's auditor since 2023.

North Haven Private Income Fund A LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	December 31, 2025	December 31, 2024
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $573,586 and $268,579)	$573,558	$269,888
Cash	33,697	29,112
Deferred financing costs	3,210	2,378
Interest and dividend receivable from non-controlled/non-affiliated investments	3,477	1,903
Receivable for investments sold/repaid	1,698	17
Prepaid expenses and other assets	8	12
Total assets	615,648	303,310
Liabilities
Debt	274,206	91,018
Payable for investments purchased	16,080	4,529
Payable to affiliates (Note 3)	210	40
Distributions payable	2,867	1,459
Management fees payable	420	518
Subscriptions received in advance (Note 8)	3,020	19,143
Payable for units repurchased	15,754	6,487
Capital gains based incentive fee payable	—	182
Interest and financing costs payable	886	177
Income based incentive fees payable	415	395
Accrued expenses and other liabilities	745	636
Total liabilities	314,603	124,584
Commitments and contingencies (Note 7)
Members' Capital
Common units, par value $0.001 per unit (14,945,887 and 8,811,503 units issued and outstanding)	15	9
Paid-in capital in excess of par value	301,265	177,322
Net distributable earnings (accumulated losses)	(235)	1,395
Total members' capital	$301,045	$178,726
Total liabilities and members' capital	$615,648	$303,310
Net asset value per unit	$20.14	$20.28

The accompanying notes are an integral part of these audited consolidated financial statements

North Haven Private Income Fund A LLC

Consolidated Statements of Operations

(In thousands, except unit and per unit amounts)

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$37,588	$16,392	$2,203
Payment-in-kind	644	160	8
Dividend income	53	6	—
Other income	136	406	65
Total investment income	38,421	16,964	2,276
Expenses:
Interest expense and other financing expenses	11,164	3,597	713
Management fees	3,127	1,449	182
Income based incentive fees	3,082	1,439	94
Capital gains incentive fees	(182)	161	20
Professional fees	1,387	1,089	310
Directors' fees	181	105	51
Administrative service fees	202	59	50
Organization and offering costs	—	54	269
General and other expenses	86	39	45
Total expenses	19,047	7,992	1,734
Income based incentive fee waiver (Note 3)	(2,380)	(1,044)	(94)
Expense support (Note 3)	-	(325)	(717)
Management fees waiver (Note 3)	(2,380)	(931)	(182)
Net expenses	14,287	5,692	741
Net investment income (loss)	24,134	11,272	1,535
Excise tax expense	—	—	8
Net investment income (loss) after taxes	24,134	11,272	1,527

Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(96)	69	—
Foreign currency and other transactions	2	4	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,526)	1,225	159
Translation of assets and liabilities in foreign currencies	1	(4)	—
Net realized and unrealized gain (loss)	$(1,619)	$1,294	$159
Net increase (decrease) in members' capital resulting from operations	$22,515	$12,566	$1,686

Earnings (loss) per unit (basic and diluted)	$1.77	$2.08	$1.01
Weighted average units outstanding (basic and diluted)	12,696,315	6,036,393	1,667,184

The accompanying notes are an integral part of these audited consolidated financial statements

North Haven Private Income Fund A LLC

Consolidated Statements of Changes in Members’ Capital

(In thousands, except per unit amounts)

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Members' Capital at beginning of period:	$178,726	$43,368	$(194)
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	24,134	11,272	1,527
Net realized gain (loss)	(94)	73	—
Net change in unrealized appreciation (depreciation)	(1,525)	1,221	159
Net increase (decrease) in members’ capital resulting from operations	22,515	12,566	1,686

Distributions to Unitholders from:
Distributable earnings	(24,246)	(11,577)	(1,340)

Capital transactions:
Issuance of units	139,905	143,688	43,029
Reinvestment of distributions	9,304	4,134	187
Repurchased units	(25,159)	(13,453)	—
Net increase in members' capital resulting from capital transactions	124,050	134,369	43,216
Total increase (decrease) in members' capital	122,319	135,358	43,562
Members' capital at end of period	$301,045	$178,726	$43,368
Distributions per unit	$1.90	$1.92	$0.78

The accompanying notes are an integral part of these audited consolidated financial statements

North Haven Private Income Fund A LLC

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$22,515	$12,566	$1,686
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	1,526	(1,225)	(159)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(1)	4	—
Net realized (gain) loss on investments	96	(69)	—
Net realized (gain) loss on foreign currency and other transactions	(2)	(4)	—
Net accretion of discount and amortization of premium on investments	(730)	(423)	(84)
Payment-in-kind interest and dividend capitalized	(664)	(168)	—
Amortization of deferred financing costs	635	396	104
Amortization of deferred offering costs	—	65	35
Purchases of investments and change in payable for investments purchased	(326,969)	(229,792)	(53,622)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	33,128	17,773	2,320
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(1,574)	(1,549)	(354)
(Increase) decrease in prepaid expenses and other assets	4	75	(87)
(Decrease) increase in payable to affiliates	170	(767)	807
(Decrease) increase in management fees payable	(98)	518	—
(Decrease) increase in incentive fees payable	(162)	557	20
(Decrease) increase in interest payable	709	(128)	55
(Decrease) increase in accrued expenses and other liabilities	109	365	77
Net cash provided by (used in) operating activities	(271,308)	(201,806)	(49,202)

Cash flows from financing activities:
Borrowings on debt	$322,000	$153,688	$23,000
Repayments on debt	(139,000)	(73,600)	(12,000)
Deferred financing costs paid	(1,467)	(1,558)	(1,070)
Distribution paid in cash	(13,533)	(6,329)	(809)
Proceeds from issuance of Units	120,762	125,226	43,029
Subscriptions received in advance	3,020	19,143	18,462
Repurchases of Units	(15,892)	(6,966)	—
Offering costs paid	—	—	(100)
Net cash provided by (used in) financing activities	275,890	209,604	70,512
Net increase (decrease) in cash	4,582	7,798	21,310
Effect of foreign exchange rate changes on cash	3	4	—
Cash at beginning of period	29,112	21,310	—
Cash at end of period	$33,697	$29,112	$21,310

Supplemental information and non-cash activities:
Excise tax paid	$—	$7	$—
Interest expense paid	$9,822	$3,079	$554
Distribution reinvestment	$9,304	$4,134	$187
Distributions payable	$2,867	$1,459	$344
Accrued but unpaid deferred financing costs	$—	$—	$250
Accrued but unpaid repurchases of common units	$15,754	$6,487	$—

The accompanying notes are an integral part of these audited consolidated financial statements

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
GB Eagle Buyer, Inc.	(6) (7) (15)	First Lien Debt	S +	4.50%	8.35%	11/29/2030	6,858	$6,791	$6,791	2.26%
GB Eagle Buyer, Inc.	(6) (7) (14)	First Lien Debt	S +	4.50%	8.35%	11/29/2030	—	(8)	(8)	—
GB Eagle Buyer, Inc.	(6) (7) (14)	First Lien Debt	S +	4.50%	8.35%	11/29/2030	—	(10)	(10)	—
Jonathan Acquisition Company	(6) (7) (15)	First Lien Debt	S +	4.50%	8.34%	11/12/2029	3,564	3,512	3,512	1.17
Jonathan Acquisition Company	(6) (7) (14)	First Lien Debt	S +	4.50%	8.34%	05/11/2029	—	(6)	(6)	—
ManTech International CP	(6) (8)	First Lien Debt	S +	4.50%	8.29%	09/14/2029	1,883	1,883	1,883	0.63
ManTech International CP	(6) (8) (14)	First Lien Debt	S +	4.50%	8.29%	09/14/2029	—	—	—	—
ManTech International CP	(6) (8) (14)	First Lien Debt	P +	3.50%	10.25%	09/14/2028	—	—	—	—
								12,162	12,162	4.04
Automobile Components
LTI Holdings, Inc.		First Lien Debt	S +	3.75%	7.47%	07/29/2029	988	993	992	0.33
OEConnection, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	1,493	1,486	1,486	0.49
OEConnection, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(2)	(2)	—
OEConnection, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(1)	(1)	—
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.52%	08/05/2028	747	736	726	0.24
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.52%	08/05/2028	164	162	159	0.05
Sonny's Enterprises, LLC	(6) (7) (14)	First Lien Debt	S +	5.50%	9.52%	08/05/2027	58	57	54	0.02
								3,431	3,414	1.13
Automobiles
COP Collisionright Parent, LLC	(6) (7)	First Lien Debt	S +	4.75%	8.59%	01/29/2030	1,666	1,647	1,662	0.55
COP Collisionright Parent, LLC	(6) (7) (14)	First Lien Debt	S +	4.75%	8.59%	01/29/2030	1,212	1,184	1,201	0.40
COP Collisionright Parent, LLC	(6) (7) (14)	First Lien Debt	S +	4.75%	8.59%	01/29/2030	36	33	35	0.01
Drivecentric Holdings, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	7,662	7,593	7,662	2.55
Drivecentric Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	—	(15)	—	—
Drivecentric Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	—	(5)	—	—
Turbo Buyer, Inc.	(6) (7)	First Lien Debt	S +	6.00%	9.82%	06/02/2026	746	744	746	0.25
Turbo Buyer, Inc.	(6) (7)	First Lien Debt	S +	6.00%	9.82%	06/02/2026	1,048	1,046	1,048	0.35
Vehlo Purchaser, LLC	(6) (8) (15)	First Lien Debt	S +	5.50%	9.22%	05/24/2028	2,628	2,609	2,611	0.87
Vehlo Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.22%	05/24/2028	2,728	2,705	2,728	0.91
Vehlo Purchaser, LLC	(6) (8) (14)	First Lien Debt	S +	5.50%	9.22%	05/24/2028	—	(5)	—	—
								17,536	17,693	5.88
Banks
Computer Services, Inc.	(6) (7) (15)	First Lien Debt	S +	4.50%	8.17%	11/17/2031	2,167	2,157	2,157	0.72
Computer Services, Inc.	(6) (7) (14)	First Lien Debt	S +	4.50%	8.17%	11/17/2031	—	(3)	(3)	—
								2,154	2,154	0.72
Beverages
Vamos Bidco, Inc.	(6) (9)	First Lien Debt	S +	4.75%	8.42%	01/30/2032	2,686	2,662	2,666	0.89
Vamos Bidco, Inc.	(6) (9) (14)	First Lien Debt	S +	4.75%	8.42%	01/30/2032	—	(5)	(8)	—
Vamos Bidco, Inc.	(6) (9) (14)	First Lien Debt	S +	4.75%	8.42%	01/30/2032	—	(3)	(3)	—
								2,654	2,655	0.88

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Building Products
Project Potter Buyer, LLC	(6) (7) (15)	First Lien Debt	S +	5.25%	8.92%	04/23/2027	7,391	7,388	7,391	2.46
Project Potter Buyer, LLC	(6) (7) (14)	First Lien Debt	S +	5.25%	8.92%	04/23/2027	—	—	—	—
								7,388	7,391	2.46
Chemicals
Tank Holding Corp.	(8)	First Lien Debt	S +	6.00%	9.59%	03/31/2028	2,760	2,711	2,522	0.84
Tank Holding Corp.	(8)	First Lien Debt	S +	6.00%	9.59%	03/31/2028	231	227	211	0.07
								2,938	2,733	0.91
Commercial Services & Supplies
Astra Service Partners, LLC	(6) (8) (15)	First Lien Debt	S +	4.50%	8.34%	11/26/2032	4,500	4,466	4,466	1.48
Astra Service Partners, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.34%	11/26/2032	—	(5)	(5)	—
Belfor Holdings, Inc.	(9)	First Lien Debt	S +	2.75%	6.47%	11/01/2030	927	935	931	0.31
Consor Intermediate II, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.17%	05/12/2031	1,025	1,018	1,024	0.34
Consor Intermediate II, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.17%	05/12/2031	—	(2)	—	—
Consor Intermediate II, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.17%	05/12/2031	37	35	36	0.01
CRCI Longhorn Holdings, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.47%	08/27/2031	2,795	2,772	2,795	0.93
CRCI Longhorn Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.47%	08/27/2031	—	(3)	—	—
CRCI Longhorn Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.47%	08/27/2031	—	(4)	—	—
Firebird Acquisition Corp, Inc.	(6) (8)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.84%	02/02/2032	3,454	3,439	3,454	1.15
Firebird Acquisition Corp, Inc.	(6) (8) (14)	First Lien Debt	S +	4.50%	8.84%	02/02/2032	810	803	810	0.27
Firebird Acquisition Corp, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.84%	02/02/2032	—	(3)	—	—
Hercules Borrower, LLC	(6) (8) (15)	First Lien Debt	S +	4.75%	8.42%	12/15/2028	2,524	2,510	2,499	0.83
HSI Halo Acquisition, Inc.	(6) (8) (15)	First Lien Debt	S +	5.00%	8.84%	06/30/2031	7,376	7,314	7,346	2.44
HSI Halo Acquisition, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	8.84%	06/30/2031	45	44	44	0.01
HSI Halo Acquisition, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	8.84%	06/28/2030	—	—	—	—
Iris Buyer, LLC	(6) (7) (10) (15)	First Lien Debt	S +	5.25%	9.09%	10/02/2030	1,404	1,375	1,399	0.46
Iris Buyer, LLC	(6) (7) (10) (15)	First Lien Debt	S +	5.25%	9.09%	10/02/2030	129	126	129	0.04
Iris Buyer, LLC	(6) (7) (10) (14)	First Lien Debt	S +	5.25%	9.09%	10/02/2029	—	(3)	—	—
LSF12 Crown US Commercial Bidco, LLC		First Lien Debt	S +	3.50%	7.37%	12/02/2031	1,948	1,962	1,958	0.65
Railpros Parent, LLC	(6) (8)	First Lien Debt	S +	4.25%	8.13%	05/24/2032	4,778	4,733	4,730	1.57
Railpros Parent, LLC	(6) (8) (14)	First Lien Debt	S +	4.25%	8.13%	05/24/2032	—	(7)	(15)	—
Railpros Parent, LLC	(6) (8) (14)	First Lien Debt	S +	4.25%	8.13%	05/24/2032	—	(7)	(7)	—
Routeware, Inc.	(6) (7)	First Lien Debt	S +	5.25%	8.95%	09/18/2031	3,182	3,155	3,171	1.05
Routeware, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	8.95%	09/18/2031	193	186	188	0.06
Routeware, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	8.95%	09/18/2031	68	65	67	0.02
Tamarack Intermediate, LLC	(6) (8) (15)	First Lien Debt	S +	5.00%	8.90%	03/12/2029	2,223	2,218	2,218	0.74
Tamarack Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.90%	03/12/2029	746	731	739	0.25
Tamarack Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.90%	03/12/2029	—	(1)	(2)	—
Transit Technologies, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.59%	08/20/2031	3,770	3,737	3,759	1.25

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Transit Technologies, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.59%	08/20/2031	319	313	317	0.11
Transit Technologies, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.59%	08/20/2030	—	(4)	—	—
Vensure Employer Services, Inc.	(6) (9) (15)	First Lien Debt	S +	5.00%	8.70%	09/29/2031	2,438	2,418	2,438	0.81
Vensure Employer Services, Inc.	(6) (9) (14)	First Lien Debt	S +	5.00%	8.70%	09/29/2031	—	(1)	—	—
VRC Companies, LLC	(6) (8) (15)	First Lien Debt	S +	5.50%	9.31%	06/29/2027	7,701	7,685	7,691	2.55
VRC Companies, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.31%	06/29/2027	249	247	249	0.08
VRC Companies, LLC	(6) (8) (14)	First Lien Debt	S +	5.50%	9.31%	06/29/2027	—	—	—	—
								52,247	52,429	17.42
Construction & Engineering
Arcoro Holdings Corp.	(6) (7)	First Lien Debt	S +	5.50%	9.17%	03/28/2030	3,198	3,172	3,143	1.04
Arcoro Holdings Corp.	(6) (7) (14)	First Lien Debt	S +	5.50%	9.17%	03/28/2030	—	(4)	(4)	—
LJ Avalon Holdings, LLC	(6) (7) (15)	First Lien Debt	S +	4.50%	8.46%	02/01/2030	1,265	1,265	1,265	0.42
LJ Avalon Holdings, LLC	(6) (7) (15)	First Lien Debt	S +	4.50%	8.46%	02/01/2030	772	766	772	0.26
LJ Avalon Holdings, LLC	(6) (7) (14)	First Lien Debt	S +	4.50%	8.46%	02/01/2029	—	(2)	—	—
Superman Holdings, LLC	(6) (8) (15)	First Lien Debt	S +	4.50%	8.17%	08/29/2031	4,725	4,714	4,725	1.57
Superman Holdings, LLC	(6) (8) (15)	First Lien Debt	S +	4.50%	8.17%	08/29/2031	867	861	867	0.29
Superman Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.17%	08/29/2031	—	(2)	—	—
								10,770	10,768	3.58
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.34%	02/03/2031	5,910	5,888	5,820	1.93
PDI TA Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	5.50%	9.34%	02/03/2031	167	166	164	0.05
								6,054	5,984	1.99
Containers & Packaging
Altium Packaging, LLC		First Lien Debt	S +	2.50%	6.22%	06/11/2031	1,496	1,441	1,442	0.48
Berlin Packaging, LLC		First Lien Debt	S +	3.25%	7.11%	06/07/2031	1,496	1,500	1,499	0.50
BP Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.48%	12/11/2028	1,951	1,934	1,525	0.51
Proampac PG Borrower, LLC	(8)	First Lien Debt	S +	4.00%	7.89%	09/15/2028	990	995	991	0.33
								5,870	5,457	1.81
Diversified Consumer Services
Any Hour, LLC	(6) (9)	First Lien Debt	S +	5.25%	8.92%	05/23/2030	2,337	2,309	2,232	0.74
Any Hour, LLC	(6) (9) (14)	First Lien Debt	S +	5.25%	8.92%	05/23/2030	66	62	35	0.01
Any Hour, LLC	(6) (9) (14)	First Lien Debt	S +	5.25%	8.92%	05/23/2030	291	287	275	0.09
Any Hour, LLC	(6)	Other Debt		13.00% PIK	13.00%	05/23/2031	725	715	689	0.23
DA Blocker Corp.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.42%	02/10/2032	2,116	2,097	2,111	0.70
DA Blocker Corp.	(6) (8) (10) (14)	First Lien Debt	S +	4.75%	8.42%	02/10/2032	—	(3)	(2)	—
DA Blocker Corp.	(6) (8) (10) (14)	First Lien Debt	S +	4.75%	8.42%	02/10/2032	—	(2)	(1)	—
Eclipse Buyer, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.25%	09/08/2031	943	935	943	0.31
Eclipse Buyer, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.25%	09/08/2031	—	(1)	—	—
Eclipse Buyer, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.25%	09/08/2031	—	(1)	—	—
Essential Services Holding Corporation	(6) (8)	First Lien Debt	S +	5.00%	8.88%	06/17/2031	9,850	9,768	9,823	3.26
Essential Services Holding Corporation	(6) (8) (14)	First Lien Debt	S +	5.00%	8.88%	06/17/2031	—	—	—	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Essential Services Holding Corporation	(6) (8) (14)	First Lien Debt	S +	5.00%	8.88%	06/17/2030	23	23	23	0.01
EVDR Purchaser, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.23%	02/14/2031	3,778	3,738	3,772	1.25
EVDR Purchaser, Inc.	(6) (8) (14)	First Lien Debt	S +	4.50%	8.23%	02/14/2031	—	(4)	(1)	—
EVDR Purchaser, Inc.	(6) (8) (14)	First Lien Debt	S +	4.50%	8.23%	02/14/2031	71	65	70	0.02
GarageCo Intermediate II, LLC	(6) (8)	First Lien Debt	S +	4.25%	8.10%	08/02/2032	773	765	765	0.25
GarageCo Intermediate II, LLC	(6) (8) (14)	First Lien Debt	S +	4.25%	8.10%	08/02/2032	—	(5)	(11)	—
GarageCo Intermediate II, LLC	(6) (8) (14)	First Lien Debt	S +	4.25%	8.10%	07/30/2032	—	(3)	(3)	—
Kodiak Buyer, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.17%	07/26/2032	1,534	1,520	1,534	0.51
Kodiak Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.17%	07/26/2032	—	(2)	—	—
Kodiak Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.17%	07/23/2032	—	(4)	—	—
LHS Borrower, LLC	(6) (8) (15)	First Lien Debt	S +	5.25%	8.97%	09/04/2031	3,836	3,781	3,778	1.25
LHS Borrower, LLC	(6) (8) (14)	First Lien Debt	P +	4.25%	11.00%	09/04/2031	35	31	31	0.01
Vertex Service Partners, LLC	(6) (8)	First Lien Debt	S +	6.00% (incl. 4.25% PIK)	9.67%	11/08/2030	312	306	306	0.10
Vertex Service Partners, LLC	(6) (8) (14)	First Lien Debt	S +	6.00% (incl. 4.25% PIK)	9.67%	11/08/2030	798	781	739	0.25
Vertex Service Partners, LLC	(6) (8) (14)	First Lien Debt	S +	6.00% (incl. 4.25% PIK)	9.67%	11/08/2030	23	21	21	0.01
								27,179	27,129	9.01
Electrical Equipment
Accel International Holdings, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.22%	04/26/2032	2,514	2,502	2,514	0.84
Accel International Holdings, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.22%	04/26/2032	—	(2)	—	—
Kohler Energy Co, LLC		First Lien Debt	S +	3.75%	7.42%	05/01/2031	2,418	2,443	2,429	0.81
Spark Buyer, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.13%	10/15/2031	773	764	715	0.24
Spark Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.13%	10/15/2031	—	(2)	(23)	(0.01)
Spark Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.13%	10/15/2031	53	51	41	0.01
								5,756	5,676	1.89
Electronic Equipment, Instruments & Components
Chamberlain Group, Inc.		First Lien Debt	S +	2.75%	6.47%	09/08/2032	987	991	989	0.33
Magneto Components Buyco, LLC	(6) (8)	First Lien Debt	S +	6.00%	9.67%	12/05/2030	2,577	2,529	2,577	0.86
Magneto Components Buyco, LLC	(6) (8) (14)	First Lien Debt	S +	6.00%	9.67%	12/05/2029	—	(7)	—	—
NDT Global Holding, Inc.	(6) (9) (10) (15)	First Lien Debt	S +	4.50%	8.22%	06/04/2032	3,741	3,706	3,703	1.23
NDT Global Holding, Inc.	(6) (9) (10) (14)	First Lien Debt	S +	4.50%	8.22%	06/04/2032	733	722	717	0.24
NDT Global Holding, Inc.	(6) (9) (10) (14)	First Lien Debt	S +	4.50%	8.22%	06/04/2032	—	(7)	(8)	(0.00)
NSI Holdings, Inc.	(6) (8) (15)	First Lien Debt	S +	4.50%	8.32%	11/17/2031	3,734	3,701	3,734	1.24
NSI Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	4.50%	8.32%	11/17/2031	—	(3)	—	—
NSI Holdings, Inc.	(6) (14)	First Lien Debt	P +	3.75%	10.50%	11/17/2031	—	(6)	—	—
Pamlico Avant Holdings, LP	(6) (8) (15)	First Lien Debt	S +	4.50%	8.17%	12/31/2032	4,845	4,796	4,796	1.59
Pamlico Avant Holdings, LP	(6) (8) (11) (14)	First Lien Debt	S +	4.50%	8.17%	12/31/2032	66	59	59	0.02
								16,481	16,567	5.50

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Entertainment
Pretzel Parent, Inc.	(11) (15)	First Lien Debt	S +	4.50%	8.22%	10/01/2031	1,000	1,000	986	0.33
Varsity Brands, Inc.		First Lien Debt	S +	3.00%	6.67%	08/26/2031	995	998	998	0.33
								1,998	1,984	0.66
Financial Services
BCTO Bluebill Midco, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.34%	07/30/2032	4,889	4,842	4,840	1.61
BCTO Bluebill Midco, Inc.	(6) (8) (14)	First Lien Debt	S +	4.50%	8.34%	07/30/2032	—	(6)	(6)	—
Cerity Partners, LLC	(6) (8) (15)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	804	804	802	0.27
Cerity Partners, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	—	(2)	(2)	—
Cerity Partners, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	11	11	11	—
Cliffwater, LLC	(6) (8) (15)	First Lien Debt	S +	4.75%	8.47%	04/22/2032	5,439	5,389	5,398	1.79
Cliffwater, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.47%	04/22/2032	—	(5)	(4)	—
GC Waves Holdings, Inc.	(6) (8) (15)	First Lien Debt	S +	4.50%	8.22%	10/04/2030	1,925	1,925	1,925	0.64
GC Waves Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	4.50%	8.22%	10/04/2030	258	245	245	0.08
MAI Capital Management Intermediate, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.42%	08/29/2031	1,540	1,527	1,525	0.51
MAI Capital Management Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.42%	08/29/2031	1,306	1,293	1,289	0.43
MAI Capital Management Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.42%	08/29/2031	75	72	71	0.02
PMA Parent Holdings, LLC	(6) (8) (15)	First Lien Debt	S +	4.75%	8.42%	01/31/2031	3,028	2,993	2,998	1.00
PMA Parent Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.42%	01/31/2031	—	(3)	(2)	—
Synechron, Inc.	(11) (15)	First Lien Debt	S +	3.75%	7.57%	10/03/2031	1,995	1,961	1,980	0.66
Trintech, Inc.	(6) (7)	First Lien Debt	S +	5.50%	9.22%	07/25/2029	1,820	1,784	1,811	0.60
Trintech, Inc.	(6) (7) (14)	First Lien Debt	S +	5.50%	9.22%	07/25/2029	41	38	40	0.01
								22,868	22,921	7.61
Food Products
Golden State Food, LLC		First Lien Debt	S +	4.00%	7.67%	12/04/2031	997	1,005	1,002	0.33
Ground Transportation
eShipping, LLC	(6) (8) (15)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	2,848	2,834	2,834	0.94
eShipping, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	—	(3)	(3)	—
eShipping, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	67	64	65	0.02
SV Newco 2, Inc.	(6) (8) (10) (15)	First Lien Debt	S +	4.75%	8.42%	06/02/2031	5,550	5,525	5,543	1.84
SV Newco 2, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.42%	06/02/2031	1,938	1,912	1,930	0.64
SV Newco 2, Inc.	(6) (8) (10) (14)	First Lien Debt	S +	4.75%	8.42%	06/02/2031	—	(7)	(1)	—
								10,325	10,368	3.44
Health Care Equipment & Supplies
Journey Personal Care Corp.	(8)	First Lien Debt	S +	3.75%	7.47%	03/01/2028	1,982	1,958	1,973	0.66
Medline Borrower, LP	(9)	First Lien Debt	S +	1.75%	5.47%	10/23/2030	983	987	986	0.33
PerkinElmer U.S., LLC	(6) (7)	First Lien Debt	S +	4.75%	8.48%	03/13/2029	621	618	618	0.21
PerkinElmer U.S., LLC	(6) (7) (14)	First Lien Debt	S +	4.75%	8.48%	03/13/2029	—	(3)	(3)	—
Tidi Legacy Products, Inc.	(6) (7) (15)	First Lien Debt	S +	4.50%	8.22%	12/19/2029	4,319	4,300	4,319	1.43
Tidi Legacy Products, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.22%	12/19/2029	361	355	361	0.12
Tidi Legacy Products, Inc.	(6) (7) (14)	First Lien Debt	S +	4.50%	8.22%	12/19/2029	—	(3)	—	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
YI, LLC	(6) (7) (15)	First Lien Debt	S +	5.75%	9.49%	12/03/2029	1,677	1,653	1,677	0.56
YI, LLC	(6) (7) (14)	First Lien Debt	S +	5.75%	9.49%	12/03/2029	—	(4)	—	—
								9,861	9,931	3.30
Health Care Providers & Services
DCA Investment Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	6.50%	12.08%	04/03/2028	2,023	2,002	1,647	0.55
Gateway US Holdings, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.42%	09/22/2028	1,401	1,384	1,394	0.46
Gateway US Holdings, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.42%	09/22/2028	422	418	420	0.14
Gateway US Holdings, Inc.	(6) (8) (10) (14)	First Lien Debt	S +	4.75%	8.42%	09/22/2028	—	(1)	—	—
Heartland Dental, LLC	(11)	First Lien Debt	S +	3.75%	7.47%	08/25/2032	1,500	1,509	1,505	0.50
iCIMS, Inc.	(6) (8)	First Lien Debt	S +	5.75%	9.61%	08/18/2028	949	945	942	0.31
iCIMS, Inc.	(6) (8) (14)	First Lien Debt	S +	5.75%	9.61%	08/18/2028	28	27	27	0.01
Imagine 360, LLC	(6) (8) (15)	First Lien Debt	S +	4.75%	8.42%	10/02/2028	3,209	3,186	3,209	1.07
Imagine 360, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.42%	10/02/2028	—	(2)	—	—
Imagine 360, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.42%	10/02/2028	—	(2)	—	—
Invictus Buyer, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.17%	06/03/2031	1,600	1,587	1,600	0.53
Invictus Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.17%	06/03/2031	—	(3)	—	—
Invictus Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.17%	06/03/2031	—	(2)	—	—
Merative, LP	(6) (8) (15)	First Lien Debt	S +	4.50%	8.17%	09/30/2032	8,235	8,195	8,194	2.72
Merative, LP	(6) (8) (14)	First Lien Debt	S +	4.50%	8.17%	09/30/2032	—	(2)	(5)	—
Merative, LP	(6) (8) (14)	First Lien Debt	S +	4.50%	8.17%	09/30/2032	—	(4)	(4)	—
mPulse Mobile, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.42%	08/26/2032	4,846	4,800	4,798	1.59
mPulse Mobile, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.42%	08/26/2032	—	(2)	(5)	—
mPulse Mobile, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.42%	08/26/2032	—	(7)	(7)	—
PPV Intermediate Holdings, LLC	(6) (8)	First Lien Debt	S +	5.75%	9.57%	08/31/2029	661	658	660	0.22
TA Polaris Buyer, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.23%	12/13/2032	6,973	6,938	6,938	2.30
TA Polaris Buyer, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.23%	12/13/2032	—	(7)	(7)	—
TA Polaris Buyer, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.23%	12/13/2032	—	(4)	(4)	—
U.S. Anesthesia Partners, Inc.	(11)	First Lien Debt	S +	4.00%	7.99%	10/01/2028	1,496	1,502	1,502	0.50
								33,115	32,804	10.90
Health Care Technology
Athenahealth, Inc.	(9)	First Lien Debt	S +	2.75%	6.47%	02/15/2029	985	984	986	0.33
Cotiviti Corporation		First Lien Debt	S +	2.75%	6.62%	05/01/2031	983	987	942	0.31
Hyland Software, Inc.	(6) (8)	First Lien Debt	S +	5.00%	8.67%	09/19/2030	2,803	2,775	2,803	0.93
Hyland Software, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	8.67%	09/19/2029	—	(1)	—	—
Imprivata, Inc.	(8)	First Lien Debt	S +	3.00%	6.67%	12/01/2027	493	495	494	0.16
								5,240	5,225	1.74
Household Durables
PHRG Intermediate, LLC	(11)	First Lien Debt	S +	4.00%	7.67%	02/20/2032	1,000	968	993	0.33
Household Products
Kronos Acquisition Holdings, Inc.		First Lien Debt	S +	4.00%	7.67%	07/08/2031	985	982	636	0.21
Industrial Conglomerates
Aptean, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.57%	01/30/2031	4,201	4,180	4,196	1.39

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Aptean, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.57%	01/30/2031	—	(3)	(1)	—
Aptean, Inc.	(6) (8) (14)	First Lien Debt	P +	3.75%	10.50%	01/30/2031	72	70	71	0.02
Raptor Merger Sub Debt, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.17%	04/01/2029	3,383	3,383	3,383	1.12
Raptor Merger Sub Debt, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.17%	04/01/2029	1,047	1,047	1,047	0.35
Raptor Merger Sub Debt, LLC	(6) (8) (14)	First Lien Debt	S +	5.50%	9.17%	04/01/2029	92	92	92	0.03
								8,769	8,788	2.92
Insurance Services
Alliant Holdings Intermediate, LLC		First Lien Debt	S +	2.50%	6.22%	09/19/2031	985	990	987	0.33
Amerilife Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.79%	08/31/2029	4,293	4,285	4,261	1.42
Amerilife Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.79%	08/31/2029	—	(1)	(5)	—
Amerilife Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.79%	08/31/2028	54	53	52	0.02
Foundation Risk Partners Corp.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.42%	10/29/2030	1,166	1,159	1,166	0.39
Foundation Risk Partners Corp.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.42%	10/29/2029	50	49	50	0.02
Galway Borrower, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.17%	09/29/2028	365	360	365	0.12
Galway Borrower, LLC	(6) (8) (15)	First Lien Debt	S +	4.50%	8.17%	09/29/2028	604	601	604	0.20
Higginbotham Insurance Agency, Inc.	(6) (7) (15)	First Lien Debt	S +	4.50%	8.22%	06/11/2031	5,413	5,401	5,413	1.80
Higginbotham Insurance Agency, Inc.	(6) (7) (14)	First Lien Debt	S +	4.50%	8.22%	06/11/2031	—	(3)	(1)	—
High Street Buyer, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.17%	04/14/2028	901	888	898	0.30
HUB International Limited	(8)	First Lien Debt	S +	2.25%	6.12%	06/20/2030	420	423	422	0.14
Inszone Mid, LLC	(6) (7)	First Lien Debt	S +	5.25%	8.92%	11/30/2029	921	907	918	0.30
Inszone Mid, LLC	(6) (7) (14)	First Lien Debt	S +	5.25%	8.92%	11/30/2029	927	898	909	0.30
Inszone Mid, LLC	(6) (7) (14)	First Lien Debt	S +	5.25%	8.92%	11/30/2029	—	(4)	(1)	—
Integrity Marketing Acquisition, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.82%	08/25/2028	4,890	4,890	4,890	1.62
Integrity Marketing Acquisition, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.82%	08/25/2028	—	—	—	—
Iris Specialty Acquisiton, LLC	(6) (9) (15)	First Lien Debt	S +	4.50%	8.17%	11/22/2032	7,062	7,027	7,028	2.33
Iris Specialty Acquisiton, LLC	(6) (9) (14)	First Lien Debt	S +	4.50%	8.17%	11/22/2032	—	(3)	(3)	—
Iris Specialty Acquisiton, LLC	(6) (9) (14)	First Lien Debt	S +	4.50%	8.17%	11/22/2032	—	(5)	(5)	—
One, Inc. Software Corporation	(6) (8) (15)	First Lien Debt	S +	4.50%	8.17%	12/06/2032	5,105	5,055	5,055	1.68
One, Inc. Software Corporation	(6) (8) (14)	First Lien Debt	S +	4.50%	8.17%	12/06/2032	—	(5)	(5)	—
One, Inc. Software Corporation	(6) (8) (14)	First Lien Debt	S +	4.50%	8.17%	12/06/2032	—	(4)	(4)	—
Patriot Growth Insurance Services, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.82%	10/16/2028	6,735	6,728	6,735	2.24
USI, Inc.		First Lien Debt	S +	2.25%	5.92%	09/29/2030	983	986	984	0.33
World Insurance Associates, LLC	(6) (7)	First Lien Debt	S +	5.00%	8.67%	04/03/2030	6,416	6,393	6,416	2.13
								47,068	47,129	15.66
Interactive Media & Services
Aragorn Parent Corporation		First Lien Debt	S +	3.50%	7.22%	12/15/2028	990	998	996	0.33
FMG Suite Holdings, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.57%	09/09/2032	3,491	3,457	3,456	1.15
FMG Suite Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.57%	09/09/2032	—	(5)	(10)	—
FMG Suite Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.57%	09/09/2032	—	(5)	(6)	—
								4,445	4,436	1.47
IT Services
Apollo Acquisition, Inc.	(6) (8) (15)	First Lien Debt	S +	5.00%	8.72%	12/30/2031	5,963	5,909	5,963	1.98
Apollo Acquisition, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	8.72%	12/30/2031	14	5	14	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Apollo Acquisition, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	8.72%	12/30/2030	—	(7)	—	—
Asurion, LLC		First Lien Debt	S +	4.25%	7.97%	09/19/2030	1,982	1,977	1,981	0.66
Catalis Intermediate, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.32%	08/04/2027	2,051	2,051	2,026	0.67
Catalis Intermediate, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.32%	08/04/2027	675	675	666	0.22
Catalis Intermediate, Inc.	(6) (8) (14)	First Lien Debt	S +	5.50%	9.32%	08/04/2027	30	30	27	0.01
Cyber US Bidco, LLC	(6) (8) (15)	First Lien Debt	S +	5.00%	8.67%	12/30/2032	4,064	4,024	4,024	1.34
Cyber US Bidco, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.67%	12/30/2032	—	(4)	(4)	—
Cyber US Bidco, LLC	(6) (8) (10) (14)	First Lien Debt	S +	5.00%	8.67%	12/30/2032	—	(4)	(4)	—
GI DI Cornfield Acquisition, LLC	(6) (15)	First Lien Debt	S +	4.50%	8.32%	03/09/2028	3,880	3,844	3,880	1.29
GI DI Cornfield Acquisition, LLC	(6) (15)	First Lien Debt	S +	4.50%	8.32%	03/09/2028	2,000	1,991	2,000	0.66
NAB Holdings, LLC	(9)	First Lien Debt	S +	2.50%	6.17%	11/23/2028	1,995	1,941	1,903	0.63
Ridge Trail US Bidco, Inc.	(6) (8) (10)	First Lien Debt	S +	4.50%	8.10%	09/30/2031	4,876	4,832	4,876	1.62
Ridge Trail US Bidco, Inc.	(6) (8) (10) (14)	First Lien Debt	S +	4.50%	8.10%	09/30/2031	—	(7)	—	—
Ridge Trail US Bidco, Inc.	(6) (8) (10) (14)	First Lien Debt	S +	4.50%	8.10%	03/31/2031	106	102	106	0.04
Sedgwick Claims Management Services, Inc.		First Lien Debt	S +	2.50%	6.22%	07/31/2031	985	990	988	0.33
Thrive Buyer, Inc. (Thrive Networks)	(6) (8)	First Lien Debt	S +	4.50%	8.12%	02/02/2032	5,412	5,363	5,371	1.78
Thrive Buyer, Inc. (Thrive Networks)	(6) (8) (14)	First Lien Debt	S +	4.50%	8.12%	02/02/2032	1,242	1,228	1,228	0.41
Thrive Buyer, Inc. (Thrive Networks)	(6) (8) (14)	First Lien Debt	S +	4.50%	8.12%	02/02/2032	113	107	108	0.04
								35,047	35,153	11.68
Leisure Products
Recess Holdings, Inc.	(7)	First Lien Debt	S +	3.75%	7.62%	02/20/2030	985	994	991	0.33
Life Sciences Tools & Services
Model N, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.42%	06/27/2031	6,763	6,706	6,763	2.25
Model N, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.42%	06/27/2031	—	—	—	—
Model N, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.42%	06/27/2031	—	(1)	—	—
								6,705	6,763	2.25
Machinery
AI Aqua Merger Sub, Inc.	(9)	First Lien Debt	S +	3.00%	6.86%	07/31/2028	494	496	495	0.16
Chase Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.59%	10/30/2028	703	695	696	0.23
Chase Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.59%	10/30/2028	13	13	13	—
Cleanova US Holdings, LLC	(11)	First Lien Debt	S +	4.75%	8.48%	06/14/2032	997	1,002	997	0.33
CPM Holdings, Inc.	(9)	First Lien Debt	S +	4.50%	8.34%	09/28/2028	1,987	1,988	1,975	0.66
Icebox Holdco III, Inc.	(9)	First Lien Debt	S +	3.25%	6.92%	12/22/2031	494	498	497	0.17
TK Elevator US Newco, Inc.	(9)	First Lien Debt	S +	2.75%	6.95%	04/30/2030	985	992	991	0.33
								5,684	5,664	1.88
Multi-Utilities
AWP Group Holdings, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.22%	12/23/2030	1,849	1,827	1,849	0.61
AWP Group Holdings, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.22%	12/23/2030	999	983	999	0.33
AWP Group Holdings, Inc.	(6) (7) (14)	First Lien Debt	S +	4.50%	8.22%	12/23/2030	106	103	106	0.04
Vessco Midco Holdings, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.49%	07/24/2031	1,268	1,261	1,261	0.42

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Vessco Midco Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.49%	07/24/2031	—	(3)	(3)	—
								4,171	4,212	1.40
Pharmaceuticals
Real Chemistry Intermediate III, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.17%	04/12/2032	2,115	2,105	2,104	0.70
Real Chemistry Intermediate III, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.17%	04/12/2032	512	509	508	0.17
Real Chemistry Intermediate III, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.17%	04/12/2032	—	(2)	(2)	—
Specialty Pharma III, Inc.	(6) (9) (15)	First Lien Debt	P +	4.75%	11.50%	12/23/2032	3,706	3,687	3,687	1.22
Specialty Pharma III, Inc.	(6) (9) (15)	First Lien Debt	P +	4.75%	11.50%	12/23/2032	—	(2)	(2)	—
								6,297	6,295	2.09
Professional Services
Accordion Partners, LLC	(6) (8) (15)	First Lien Debt	S +	5.00%	8.70%	11/17/2031	6,913	6,859	6,910	2.30
Accordion Partners, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.70%	11/17/2031	978	967	976	0.32
Accordion Partners, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.70%	11/17/2031	—	(6)	—	—
Ascend Partner Services, LLC	(6) (8) (15)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	1,940	1,924	1,921	0.64
Ascend Partner Services, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	3,655	3,621	3,611	1.20
Ascend Partner Services, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	—	(5)	(7)	—
Bridgepointe Technologies, LLC	(6) (7) (14)	First Lien Debt	S +	5.00%	8.67%	12/31/2027	2,474	2,442	2,474	0.82
Bullhorn, Inc.	(6) (7)	First Lien Debt	S +	5.00%	8.72%	10/01/2029	1,047	1,040	1,047	0.35
Bullhorn, Inc.	(6) (7) (14)	First Lien Debt	S +	5.00%	8.72%	10/01/2029	424	423	424	0.14
Bullhorn, Inc.	(6) (7) (14)	First Lien Debt	S +	5.00%	8.72%	10/01/2029	10	9	10	0.00
Carr, Riggs and Ingram Capital, LLC	(6) (9)	First Lien Debt	S +	4.25%	7.92%	11/18/2031	3,424	3,394	3,416	1.13
Carr, Riggs and Ingram Capital, LLC	(6) (9) (14)	First Lien Debt	S +	4.25%	7.92%	11/18/2031	469	461	465	0.15
Carr, Riggs and Ingram Capital, LLC	(6) (9) (14)	First Lien Debt	S +	4.25%	7.92%	11/18/2031	—	(7)	(2)	—
Deerfield Dakota Holding, LLC	(6) (8)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.42%	09/13/2032	12,906	12,783	12,796	4.25
Deerfield Dakota Holding, LLC	(6) (8) (14)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.42%	09/13/2032	—	(12)	(10)	—
GPS Merger Sub, LLC	(6) (7) (15)	First Lien Debt	S +	5.25%	8.97%	10/02/2029	1,839	1,816	1,822	0.61
GPS Merger Sub, LLC	(6) (7) (14)	First Lien Debt	S +	5.25%	8.97%	10/02/2029	—	(2)	(3)	—
GPS Merger Sub, LLC	(6) (7) (14)	First Lien Debt	S +	5.25%	8.97%	10/02/2029	—	(5)	(4)	—
IG Investment Holdings, LLC	(6) (8) (15)	First Lien Debt	S +	5.00%	8.84%	09/22/2028	4,449	4,416	4,449	1.48
IG Investment Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.84%	09/22/2028	—	(4)	—	—
KENG Acquisition, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.34%	08/01/2029	284	279	282	0.09
KENG Acquisition, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.34%	08/01/2029	217	213	216	0.07
KENG Acquisition, Inc.	(6) (7) (14)	First Lien Debt	S +	4.50%	8.34%	08/01/2029	—	(1)	(1)	—
UHY Advisors, Inc.	(6) (8) (15)	First Lien Debt	S +	4.75%	8.57%	11/21/2031	2,191	2,172	2,191	0.73
UHY Advisors, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.57%	11/21/2031	263	253	263	0.09
UHY Advisors, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.57%	11/21/2031	169	164	169	0.06
Verdantas, LLC	(6) (7) (15)	First Lien Debt	S +	4.75%	8.42%	05/06/2031	5,083	5,050	5,083	1.69
Verdantas, LLC	(6) (7)	First Lien Debt	S +	4.75%	8.42%	05/06/2031	114	113	114	0.04
Verdantas, LLC	(6) (7) (14)	First Lien Debt	S +	4.75%	8.42%	05/06/2030	94	90	94	0.03
WIPFLI Advisory, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.49%	10/01/2032	2,769	2,756	2,756	0.92
WIPFLI Advisory, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.49%	10/01/2032	—	(3)	(3)	—
WIPFLI Advisory, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.49%	10/01/2032	—	(3)	(3)	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
								51,197	51,456	17.09
Real Estate Management & Development
Associations, Inc.	(6) (7)	First Lien Debt	S +	6.50%	10.66%	07/03/2028	863	862	863	0.29
Associations, Inc.	(6) (7) (14)	First Lien Debt	S +	6.50%	10.66%	07/03/2028	29	29	29	0.01
Associations, Inc.	(6) (7) (14)	First Lien Debt	S +	6.50%	10.66%	07/03/2028	—	—	—	-
Inhabitiq, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.22%	01/12/2032	4,113	4,095	4,113	1.37
Inhabitiq, Inc.	(6) (8) (14)	First Lien Debt	S +	4.50%	8.22%	01/12/2032	—	(2)	—	—
Inhabitiq, Inc.	(6) (8) (14)	First Lien Debt	S +	4.50%	8.22%	01/12/2032	—	(3)	—	—
Metropolis Technologies, Inc.	(11)	First Lien Debt	S +	5.25%	8.98%	11/03/2032	1,000	995	990	0.33
MRI Software, LLC	(6) (7)	First Lien Debt	S +	4.75%	8.42%	02/10/2028	7,529	7,541	7,509	2.49
MRI Software, LLC	(6) (7)	First Lien Debt	S +	4.75%	8.42%	02/10/2028	249	244	244	0.08
MRI Software, LLC	(6) (7) (14)	First Lien Debt	S +	4.75%	8.42%	02/10/2028	82	81	81	0.03
								13,842	13,829	4.59
Software
Apryse Software Corp.	(6) (9) (15)	First Lien Debt	S +	4.75%	8.44%	06/28/2032	6,003	5,946	5,955	1.98
Apryse Software Corp.	(6) (9) (14)	First Lien Debt	S +	4.75%	8.44%	06/28/2032	—	(5)	(4)	—
Archduke Buyer, Inc.	(6) (9) (15)	First Lien Debt	S +	5.50%	9.27%	12/03/2032	3,776	3,739	3,739	1.24
Archduke Buyer, Inc.	(6) (9) (14)	First Lien Debt	S +	5.50%	9.27%	12/03/2032	—	(3)	(3)	—
Artifact Bidco, Inc.	(6) (9)	First Lien Debt	S +	4.25%	7.82%	07/28/2031	2,113	2,096	2,113	0.70
Artifact Bidco, Inc.	(6) (9) (14)	First Lien Debt	S +	4.25%	7.82%	07/28/2031	—	(2)	—	—
Artifact Bidco, Inc.	(6) (9) (14)	First Lien Debt	S +	4.25%	7.82%	07/26/2030	—	(3)	—	—
AuditBoard, Inc.	(6) (8) (15)	First Lien Debt	S +	4.50%	8.17%	07/14/2031	7,029	6,973	6,977	2.32
AuditBoard, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.17%	07/14/2031	1,714	1,699	1,702	0.57
AuditBoard, Inc.	(6) (8) (14)	First Lien Debt	S +	4.50%	8.17%	07/14/2031	—	(5)	(5)	—
Banyan Software Holdings, LLC	(6) (7) (15)	First Lien Debt	S +	5.50%	9.22%	01/02/2031	2,417	2,396	2,417	0.80
Banyan Software Holdings, LLC	(6) (7) (15)	First Lien Debt	S +	5.50%	9.22%	01/02/2031	2,633	2,577	2,593	0.86
Banyan Software Holdings, LLC	(6) (7) (14)	First Lien Debt	S +	5.50%	9.22%	01/02/2031	—	(2)	—	—
Clover Holdings 2, LLC	(11)	First Lien Debt	S +	4.00%	7.77%	12/09/2031	2,000	2,008	1,998	0.66
Coupa Holdings, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.09%	02/27/2030	2,907	2,893	2,907	0.97
Coupa Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.09%	02/27/2030	—	—	—	—
Coupa Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.09%	02/27/2029	—	(1)	—	—
Diligent Corporation	(6) (8) (15)	First Lien Debt	S +	5.00%	8.82%	08/02/2030	8,679	8,653	8,673	2.88
Diligent Corporation	(6) (8) (14)	First Lien Debt	S +	5.00%	8.82%	08/02/2030	—	(3)	(1)	—
Diligent Corporation	(6) (8) (14)	First Lien Debt	S +	5.00%	8.82%	08/02/2030	218	216	218	0.07
Drake Software, LLC		First Lien Debt	S +	4.25%	7.92%	06/26/2031	997	978	977	0.32
E-Discovery AcquireCo, LLC	(6) (7) (15)	First Lien Debt	S +	6.25%	10.07%	08/29/2029	1,458	1,444	1,458	0.48
E-Discovery AcquireCo, LLC	(6) (7) (14)	First Lien Debt	S +	6.25%	10.07%	08/29/2029	51	50	51	0.02
Emburse, Inc.	(6) (8)	First Lien Debt	S +	4.25%	7.92%	05/28/2032	3,684	3,676	3,675	1.22
Emburse, Inc.	(6) (8) (14)	First Lien Debt	S +	4.25%	7.92%	05/28/2032	—	(1)	(2)	—
Emburse, Inc.	(6) (8) (14)	First Lien Debt	S +	4.25%	7.92%	05/28/2032	—	(1)	(2)	—
Epicor Software Corporation	(8)	First Lien Debt	S +	2.50%	6.22%	05/30/2031	494	495	495	0.16
Espresso Bidco, Inc.	(6) (8)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.42%	03/25/2032	4,391	4,332	4,325	1.44

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Espresso Bidco, Inc.	(6) (8) (14)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.42%	03/25/2032	—	(8)	(18)	(0.01)
Espresso Bidco, Inc.	(6) (8) (14)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.42%	03/25/2032	—	(7)	(8)	—
Everbridge Holdings, LLC	(6) (8) (15)	First Lien Debt	S +	5.00%	8.98%	07/02/2031	7,772	7,739	7,772	2.58
Everbridge Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.98%	07/02/2031	42	41	42	0.01
Everbridge Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.98%	07/02/2031	—	—	—	-
Formstack Acquisition, Co.	(6) (7)	First Lien Debt	S +	5.50%	9.17%	03/28/2030	1,854	1,833	1,841	0.61
Formstack Acquisition, Co.	(6) (7) (14)	First Lien Debt	S +	5.50%	9.17%	03/28/2030	182	177	177	0.06
Formstack Acquisition, Co.	(6) (7) (14)	First Lien Debt	S +	5.50%	9.17%	03/28/2030	60	56	57	0.02
Fullsteam Operations, LLC	(6) (8) (15)	First Lien Debt	S +	5.25%	9.12%	08/08/2031	4,846	4,800	4,796	1.59
Fullsteam Operations, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.12%	08/08/2031	—	(8)	(17)	(0.01)
Fullsteam Operations, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.12%	08/08/2031	—	(5)	(6)	—
Granicus, Inc.	(6) (8)	First Lien Debt	S +	5.50% (incl. 2.00% PIK)	9.34%	01/17/2031	1,590	1,579	1,590	0.53
Granicus, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00% (incl. 2.00% PIK)	9.34%	01/17/2031	2,873	2,849	2,873	0.95
Granicus, Inc.	(6) (14)	First Lien Debt	P +	4.25%	11.00%	01/17/2031	—	(2)	—	-
GS AcquisitionCo, Inc.	(6) (7)	First Lien Debt	S +	5.25%	8.92%	05/25/2028	1,557	1,553	1,557	0.52
GS AcquisitionCo, Inc.	(6) (8) (14)	First Lien Debt	S +	5.25%	8.92%	05/25/2028	59	58	59	0.02
GS AcquisitionCo, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	8.92%	05/25/2028	72	71	72	0.02
Hootsuite, Inc.	(6) (10)	First Lien Debt	S +	5.50%	9.23%	05/22/2030	2,660	2,628	2,626	0.87
Hootsuite, Inc.	(6) (10) (14)	First Lien Debt	S +	5.50%	9.23%	05/22/2030	180	177	176	0.06
Icefall Parent, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.17%	01/25/2030	1,769	1,742	1,769	0.59
Icefall Parent, Inc.	(6) (7) (14)	First Lien Debt	S +	4.50%	8.17%	01/25/2030	—	(2)	—	—
LogRhythm, Inc.	(6) (7)	First Lien Debt	S +	7.50%	11.34%	07/02/2029	1,364	1,333	1,309	0.43
LogRhythm, Inc.	(6) (7) (14)	First Lien Debt	S +	7.50%	11.34%	07/02/2029	—	(3)	(5)	—
Nasuni Corporation	(6) (8)	First Lien Debt	S +	5.00%	8.67%	09/10/2030	4,138	4,087	4,138	1.37
Nasuni Corporation	(6) (8) (14)	First Lien Debt	S +	5.00%	8.67%	09/10/2030	—	(10)	—	—
OceanKey (U.S.) II Corp.	(9) (11)	First Lien Debt	S +	3.50%	7.32%	12/15/2028	1,982	1,981	1,952	0.65
Onit, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.56%	01/27/2032	7,463	7,413	7,463	2.48
Onit, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.56%	01/27/2032	—	(7)	—	—
Onit, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.56%	01/27/2032	—	(4)	—	—
Optimizely North America, Inc.	(6) (8) (10)	First Lien Debt	S +	5.00%	8.72%	10/30/2031	3,029	3,003	2,969	0.99
Optimizely North America, Inc.	(6) (8) (10)	First Lien Debt	E +	5.25%	7.15%	10/30/2031	€1,115	1,201	1,283	0.43
Optimizely North America, Inc.	(6) (8) (10)	First Lien Debt	SA +	5.50%	9.22%	10/30/2031	£372	479	490	0.16
Optimizely North America, Inc.	(6) (8) (10) (14)	First Lien Debt	S +	5.00%	8.72%	10/30/2031	—	(4)	(9)	—
Project Alpha Intermediate Holding, Inc.	(11)	First Lien Debt	S +	3.25%	6.92%	10/26/2030	1,496	1,498	1,493	0.50
Runway Bidco, LLC	(6) (9)	First Lien Debt	S +	5.00%	8.67%	12/17/2031	5,423	5,375	5,409	1.80
Runway Bidco, LLC	(6) (9) (14)	First Lien Debt	S +	5.00%	8.67%	12/17/2031	—	(6)	(3)	—
Runway Bidco, LLC	(6) (9) (14)	First Lien Debt	S +	5.00%	8.67%	12/17/2031	—	(6)	(2)	—
Saturn Borrower, Inc.	(6) (7) (15)	First Lien Debt	S +	6.00%	9.67%	11/10/2028	5,199	5,138	5,157	1.71

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Saturn Borrower, Inc.	(6) (7) (14)	First Lien Debt	S +	6.00%	9.67%	11/10/2028	—	(11)	(15)	—
Saturn Borrower, Inc.	(6) (7) (14)	First Lien Debt	S +	6.00%	9.67%	11/10/2028	217	207	210	0.07
UKG, Inc.		First Lien Debt	S +	2.50%	6.34%	02/10/2031	494	496	494	0.16
Vanco Payment Solutions, LLC	(6) (8) (15)	First Lien Debt	S +	4.75%	8.42%	12/01/2031	3,725	3,688	3,688	1.23
Vanco Payment Solutions, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.42%	12/01/2031	—	(2)	(2)	—
Vision Solutions, Inc.	(8)	First Lien Debt	S +	4.00%	8.10%	04/24/2028	987	984	914	0.30
								112,246	112,547	37.39
Specialty Retail
Les Schwab Tire Centers		First Lien Debt	S +	2.50%	6.31%	04/23/2031	494	495	494	0.16
Textiles, Apparel & Luxury Goods
Gloves Buyer, Inc.	(9) (11)	First Lien Debt	S +	4.00%	7.72%	05/21/2032	2,000	1,990	1,987	0.66
Transportation Infrastructure
Jeppesen Holdings, LLC	(6) (9)	First Lien Debt	S +	4.75%	8.59%	11/01/2032	7,838	7,800	7,800	2.59
Jeppesen Holdings, LLC	(6) (9) (14)	First Lien Debt	S +	4.75%	8.59%	11/01/2032	—	(2)	(2)	—
KKR Apple Bidco, LLC		First Lien Debt	S +	2.50%	6.22%	09/23/2031	491	491	493	0.16
								8,289	8,291	2.75
Wireless Telecommunication Services
CCI Buyer, Inc.	(6) (8)	First Lien Debt	S +	5.00%	8.67%	05/13/2032	4,948	4,902	4,941	1.64
CCI Buyer, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	8.67%	05/13/2032	—	(3)	—	—
Mobile Communications America, Inc.	(6) (7)	First Lien Debt	S +	4.75%	8.69%	10/16/2029	1,004	993	1,004	0.33
Mobile Communications America, Inc.	(6) (7) (14)	First Lien Debt	S +	4.75%	8.69%	10/16/2029	374	366	374	0.12
Mobile Communications America, Inc.	(6) (7) (14)	First Lien Debt	S +	4.75%	8.69%	10/16/2029	33	32	33	0.01
								6,290	6,352	2.11
Total Debt Investments - non-controlled/non-affiliated								$572,511	$572,463	190.16%

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except per share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(6) (12) (13)	Common Equity		02/03/2025	145,000	$138	$168	0.06%
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (12)	Preferred Equity	12.50% PIK	09/05/2024	15	168	151	0.05
Leaf Home, LLC	(6) (12)	Preferred Equity	14.00% PIK	09/04/2025	250,000	253	323	0.11
						421	474	0.16
Electrical Equipment
Sparkstone Electrical Group	(6) (12) (13)	Common Equity		10/15/2024	1,500	150	65	0.02
Interactive Media & Services
FMG Suite Holdings, LLC	(6) (12) (13)	Common Equity		09/09/2025	250,000	—	—	—
FMG Suite Holdings, LLC	(6) (12)	Preferred Equity	8.00% PIK	09/09/2025	250,000	256	256	0.09
						256	256	0.09
Professional Services
Verdantas, LLC	(6) (12) (13)	Common Equity		05/03/2024	796	1	1	—
Verdantas, LLC	(6) (12)	Preferred Equity	10.00%	05/03/2024	78,804	93	116	0.04
						94	117	0.04
Software
Reveal Data Solutions	(6) (12) (13)	Common Equity		08/29/2023	12,307	16	15	—
Total Equity Investments - non-controlled/non-affiliated						$1,075	$1,095	0.36%
Total Portfolio Investments						$573,586	$573,558	190.52%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2025, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2025, the Company is not an “affiliated person” of any of its portfolio companies.
(2)
Assets or a portion thereof are pledged as collateral for the SMBC Facility. See Note 6 "Debt".
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA (“C”), EURIBOR (“E”), SOFR (“S”), SONIA (“SA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2025. As of December 31, 2025, the reference rates for our variable rate loans were the C at 2.26%, 1-month E at 1.94%, 1-month S at 3.69%, 3-month S at 3.65%, 6-month S at 3.57%, SA at 3.73% and the P at 6.75%.
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
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025 non-qualifying assets represented 4.85% of total assets as calculated in accordance with regulatory requirements.

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except per share amounts)

(11)
Position or portion thereof unsettled as of December 31, 2025.
(12)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of December 31, 2025, the aggregate fair value of these securities is $1,095 or 0.36% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(13)
Non-income producing security.
(14)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2025:

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except per share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	$1,284	$—
AWP Group Holdings, Inc.	Revolver	12/23/2030	117	—
Accel International Holdings, Inc.	Revolver	04/26/2032	432	—
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	796	(2)
Accordion Partners, LLC	Revolver	11/17/2031	783	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	02/28/2027	651	(5)
Amerilife Holdings, LLC	Revolver	08/31/2028	271	(2)
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	625	(28)
Any Hour, LLC	Revolver	05/23/2030	55	(2)
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	1,917	—
Apollo Acquisition, Inc.	Revolver	12/30/2030	852	—
Apryse Software Corp.	Revolver	06/28/2032	497	(4)
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	761	(1)
Aptean, Inc.	Revolver	01/30/2031	179	—
Archduke Buyer, Inc.	Revolver	12/03/2032	274	(3)
Arcoro Holdings Corp.	Revolver	03/28/2030	261	(4)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	517	—
Artifact Bidco, Inc.	Revolver	07/26/2030	369	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2026	101	(1)
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2027	597	(6)
Ascend Partner Services, LLC	Revolver	08/11/2031	673	(7)
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	39	—
Associations, Inc.	Revolver	07/03/2028	54	—
Astra Service Partners, LLC	Delayed Draw Term Loan	11/26/2027	1,480	(5)
AuditBoard, Inc.	Revolver	07/14/2031	686	(5)
BCTO Bluebill Midco, Inc.	Revolver	07/30/2032	611	(6)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/08/2027	6,611	(35)
Banyan Software Holdings, LLC	Revolver	01/02/2031	261	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	07/03/2026	2,526	—
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	28	—
Bullhorn, Inc.	Revolver	10/01/2029	65	—
CCI Buyer, Inc.	Revolver	05/13/2032	290	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	3,200	(8)
COP Collisionright Parent, LLC	Revolver	01/29/2030	216	(1)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	706	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	471	—
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	1,278	(3)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	800	(2)
Catalis Intermediate, Inc.	Revolver	08/04/2027	215	(3)
Cerity Partners, LLC	Delayed Draw Term Loan	01/21/2027	788	(2)
Cerity Partners, LLC	Revolver	07/28/2031	60	—
Chase Intermediate, LLC	Delayed Draw Term Loan	04/10/2027	149	(1)
Chase Intermediate, LLC	Revolver	10/30/2028	22	—
Cliffwater, LLC	Revolver	04/22/2032	520	(4)

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except per share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	993	(2)
Consor Intermediate II, LLC	Delayed Draw Term Loan	05/10/2026	405	—
Consor Intermediate II, LLC	Revolver	05/12/2031	146	—
Coupa Holdings, LLC	Delayed Draw Term Loan	06/03/2027	263	—
Coupa Holdings, LLC	Revolver	02/27/2029	202	—
Cyber US Bidco, LLC	Delayed Draw Term Loan	01/02/2029	797	(4)
Cyber US Bidco, LLC	Revolver	12/30/2032	350	(4)
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	661	(2)
DA Blocker Corp.	Revolver	02/10/2032	220	(1)
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	1,200	(10)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	1,392	(1)
Diligent Corporation	Revolver	08/02/2030	710	—
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	3,250	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	588	—
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	44	—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2026	588	(1)
EVDR Purchaser, Inc.	Revolver	02/14/2031	282	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	160	—
Eclipse Buyer, Inc.	Revolver	09/08/2031	81	—
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	658	(2)
Emburse, Inc.	Revolver	05/28/2032	658	(2)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	1,187	(18)
Espresso Bidco, Inc.	Revolver	03/25/2032	527	(8)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	92	—
Essential Services Holding Corporation	Revolver	06/17/2030	35	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	65	—
Everbridge Holdings, LLC	Revolver	07/02/2031	43	—
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	943	(9)
FMG Suite Holdings, LLC	Revolver	09/09/2032	566	(6)
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	1,188	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	600	—
Formstack Acquisition, Co.	Delayed Draw Term Loan	03/30/2026	561	(4)
Formstack Acquisition, Co.	Revolver	03/28/2030	315	(2)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	833	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	150	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	1,615	(17)
Fullsteam Operations, LLC	Revolver	08/08/2031	538	(6)
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	11/12/2027	1,599	(8)
GB Eagle Buyer, Inc.	Revolver	11/29/2030	1,066	(10)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/06/2027	4,811	(12)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/04/2027	335	(3)
GPS Merger Sub, LLC	Revolver	10/02/2029	412	(4)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	99	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	122	—
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	1,136	(11)

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except per share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GarageCo Intermediate II, LLC	Revolver	07/30/2032	341	(3)
Gateway US Holdings, Inc.	Revolver	09/22/2028	54	—
Granicus, Inc.	Delayed Draw Term Loan	07/31/2026	398	—
Granicus, Inc.	Revolver	01/17/2031	220	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	45	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	60	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/10/2027	428	(1)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	09/30/2026	254	—
Hootsuite, Inc.	Revolver	05/22/2030	120	(2)
Hyland Software, Inc.	Revolver	09/19/2029	136	—
IG Investment Holdings, LLC	Revolver	09/22/2028	505	—
Icefall Parent, Inc.	Revolver	01/25/2030	174	—
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	458	—
Imagine 360, LLC	Revolver	10/02/2028	284	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	1,148	—
Inhabitiq, Inc.	Revolver	01/12/2032	718	—
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	3,281	(16)
Inszone Mid, LLC	Revolver	11/30/2029	336	(1)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	48	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	675	—
Invictus Buyer, LLC	Revolver	06/03/2031	250	—
Iris Buyer, LLC	Revolver	10/02/2029	199	—
Iris Specialty Acquisiton, LLC	Delayed Draw Term Loan	11/20/2028	1,190	(3)
Iris Specialty Acquisiton, LLC	Revolver	11/22/2032	1,047	(5)
Jeppesen Holdings, LLC	Revolver	11/01/2032	392	(2)
Jonathan Acquisition Company	Revolver	05/11/2029	436	(6)
KENG Acquisition, Inc.	Revolver	08/01/2029	105	(1)
Kodiak Buyer, LLC	Delayed Draw Term Loan	07/26/2027	536	—
Kodiak Buyer, LLC	Revolver	07/23/2032	429	—
LHS Borrower, LLC	Revolver	09/04/2031	258	(4)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/12/2027	1,010	—
LJ Avalon Holdings, LLC	Revolver	02/01/2029	443	—
LogRhythm, Inc.	Revolver	07/02/2029	136	(5)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	342	(3)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	331	(3)
MRI Software, LLC	Delayed Draw Term Loan	10/04/2027	1,553	(4)
MRI Software, LLC	Revolver	02/10/2028	329	(1)
Magneto Components Buyco, LLC	Revolver	12/05/2029	423	—
ManTech International CP	Delayed Draw Term Loan	02/17/2026	54	—
ManTech International CP	Revolver	09/14/2028	227	—
Merative, LP	Delayed Draw Term Loan	09/30/2027	941	(5)
Merative, LP	Revolver	09/30/2032	824	(4)
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	953	—
Mobile Communications America, Inc.	Revolver	10/16/2029	132	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	98	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except per share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Model N, Inc.	Revolver	06/27/2031	52	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	933	(9)
NDT Global Holding, Inc.	Revolver	06/04/2032	833	(8)
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	789	—
NSI Holdings, Inc.	Revolver	11/17/2031	789	—
Nasuni Corporation	Revolver	09/10/2030	862	—
OEConnection, LLC	Delayed Draw Term Loan	12/26/2028	876	(2)
OEConnection, LLC	Revolver	12/23/2032	231	(1)
One, Inc. Software Corporation	Delayed Draw Term Loan	12/06/2027	982	(5)
One, Inc. Software Corporation	Revolver	12/06/2032	393	(4)
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	1,528	—
Onit, Inc.	Revolver	01/27/2032	509	—
Optimizely North America, Inc.	Revolver	10/30/2031	449	(9)
PDI TA Holdings, Inc.	Revolver	02/03/2031	61	(1)
PMA Parent Holdings, LLC	Revolver	01/31/2031	245	(2)
Pamlico Avant Holdings, LP	Revolver	12/31/2032	590	(6)
PerkinElmer U.S., LLC	Delayed Draw Term Loan	10/25/2027	1,129	(3)
Project Potter Buyer, LLC	Revolver	04/23/2027	150	—
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	1,474	(15)
Railpros Parent, LLC	Revolver	05/24/2032	737	(7)
Raptor Merger Sub Debt, LLC	Revolver	04/01/2029	458	—
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	428	(2)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	470	(2)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	1,181	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	287	—
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	1,284	(4)
Routeware, Inc.	Revolver	09/18/2031	273	(1)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	1,358	(3)
Runway Bidco, LLC	Revolver	12/17/2031	679	(2)
SV Newco 2, Inc.	Delayed Draw Term Loan	03/22/2028	3,900	(5)
SV Newco 2, Inc.	Revolver	06/02/2031	563	(1)
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	1,905	(15)
Saturn Borrower, Inc.	Revolver	11/10/2028	640	(5)
Sonny's Enterprises, LLC	Revolver	08/05/2027	87	(2)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	313	(23)
Spark Buyer, LLC	Revolver	10/15/2031	103	(8)
Specialty Pharma III, Inc.	Revolver	12/23/2032	478	(2)
Superman Holdings, LLC	Revolver	08/29/2031	387	—
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	2,905	(7)
TA Polaris Buyer, Inc.	Revolver	12/13/2032	872	(4)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	07/01/2027	1,790	(4)
Tamarack Intermediate, LLC	Revolver	03/12/2029	699	(2)
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	640	(5)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	593	(4)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	261	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except per share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	587	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	275	(3)
Transit Technologies, LLC	Revolver	08/20/2030	545	—
Trintech, Inc.	Revolver	07/25/2029	102	(1)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	1,944	—
UHY Advisors, Inc.	Revolver	11/21/2031	416	—
VRC Companies, LLC	Revolver	06/29/2027	59	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	1,125	(8)
Vamos Bidco, Inc.	Revolver	01/30/2032	337	(3)
Vanco Payment Solutions, LLC	Revolver	12/01/2031	175	(2)
Vehlo Purchaser, LLC	Revolver	05/24/2028	739	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	09/27/2026	39	—
Verdantas, LLC	Revolver	05/06/2030	199	—
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	804	(39)
Vertex Service Partners, LLC	Revolver	11/08/2030	59	(1)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	05/03/2028	1,232	(3)
WIPFLI Advisory, LLC	Delayed Draw Term Loan	04/01/2028	1,038	(3)
WIPFLI Advisory, LLC	Revolver	10/01/2032	692	(3)
YI, LLC	Revolver	12/03/2029	267	—
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	1,075	(3)
eShipping, LLC	Revolver	12/23/2032	470	(2)
iCIMS, Inc.	Revolver	08/18/2028	56	—
mPulse Mobile, Inc.	Delayed Draw Term Loan	08/26/2027	462	(5)
mPulse Mobile, Inc.	Revolver	08/26/2032	692	(7)
Total First Lien Debt Unfunded Commitments			$137,450	$(612)

(15)
Assets or a portion thereof are pledged as collateral for the Barclays Funding Facility. See Note 6 "Debt".
(16)
Investment was on non-accrual status as of December 31, 2025.

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
(13)
Non-income producing security.
(14)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date started. See below for more information on the Company’s unfunded commitments as of December 31, 2024:

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

December 31, 2025

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

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s consolidated financial position or the consolidated results of operations, as previously reported.

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. The Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: PIF A CA SPV LLC (“CA SPV”), PIF A Financing SPV LLC (“Financing SPV”) and PIF A Equity Holdings LLC (“Equity Holdings,” and collectively with CA SPV and Financing SPV, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

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

Investments

Investment transactions are recorded on the trade date. Receivables/payables from investments sold/purchased on the Consolidated Statements of Financial Condition consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

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

As of December 31, 2025 the Company had certain investments in one portfolio company that was on non-accrual status with an amortized cost of $2,002. As of December 31, 2024, the Company had no investments on non-accrual status.

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

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its unitholders as distributions.

In order to continue to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For both the year ended December 31, 2025 and December 31, 2024, the Company did not accrue any U.S. federal excise tax.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, Co-Presidents, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in member’s capital resulting from operations to assess the performance and makes operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes-Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 on December 31, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

(3)
SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

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

For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, base management fees were $3,127, $1,449, and $182 respectively, and the Investment Adviser irrevocably agreed to waive $2,380, $931, and $182 respectively. As of December 31, 2025 and December 31, 2024, $420 and $518, respectively, was payable to the Investment Adviser relating to base management fees.

Incentive Fee

The incentive fee consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income, and the other component is based on capital gains.

i. Incentive Fees based on Income

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

For the year ended December 31, 2025, December 31, 2024, and December 31, 2023, income-based incentive fees were $3,082, $1,439 and $94, respectively, and the Investment Adviser irrevocably agreed to waive $2,380, $1,044 and $94, respectively. Any income-based incentive fees waived are not subject to recoupment by the Adviser. As of December 31, 2025 and December 31, 2024, $415 and $395, respectively, was payable to the Investment Adviser relating to income-based incentive fees.

ii. Incentive Fee based on Capital Gains

The second part of the incentive fee is determined on realized capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 12.5% of the realized capital gains, if any, on a cumulative basis from the date of the Company’s election to be regulated as a BDC through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”).

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

For the year ended December 31, 2025, December 31, 2024, and December 31, 2023, capital gains incentive fees accrued to the Investment Adviser were $(182), $161, and $20 respectively. As of December 31, 2025 and December 31, 2024, $— and $182, respectively, was payable to the Investment Adviser relating to capital gains incentive fees.

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

For the years ended December 31, 2025, December 31, 2024, and December 31, 2023 the Company incurred $202, $59, and $50 respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of December 31, 2025 and December 31, 2024 was $65 and $2, respectively.

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

Expense Support and Conditional Reimbursement Agreement

On January 31, 2023, the Company entered into an Expense Support and Conditional Reimbursement Agreement with the Investment Adviser (the “Expense Support Agreement”). The Investment Adviser may elect to pay the Company’s expenses on its behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any of the Company’s interest expense. The Expense Support Agreement may require the Company to repay the Investment Adviser for previously waived reimbursement of expense payments under certain circumstances. The previously waived expenses are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of the relevant waiver. Any reimbursement to the Adviser pursuant to the terms of the Expense Support Agreement would be an expense of the Company and would ultimately be borne by its unitholders. For more information, see “Item 1. Business—Expense Support and Conditional Reimbursement Agreement.”

For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, there was $— and $325, and $717, respectively, of Expense Payments under the Expense Support Agreement, which were recorded in expense support on the Consolidated Statements of Operations.

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

MS Credit Partners Holdings, Inc. Investment

MS Credit Partners Holdings, Inc., (“MS Credit Partners Holdings”), an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements to purchase Units up to an aggregate amount of $25,000 or such amount so that the Company is not considered to be “controlled” by Morgan Stanley or its affiliates for purposes of the Bank Holding Company Act of 1956, as amended from time to time. As of December 31, 2025, MS Credit Partners Holdings, has made an aggregate capital contribution of $10,463, in exchange for 518,492 Units. MS Credit Partners Holdings has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.

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

The composition of the Company’s investment portfolio was as follows:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$571,796	$571,774	99.7%	$267,555	$268,845	99.6%
Other Debt Investments	715	689	0.1	626	630	0.2
Equity	1,075	1,095	0.2	398	413	0.2
Total	$573,586	$573,558	100.0%	$268,579	$269,888	100.0%

The industry composition of investments at fair value was as follows:

	December 31,2025	December 31, 2024 (1)
Aerospace & Defense	2.1%	0.7%
Automobile Components	0.6	0.7
Automobiles	3.1	2.8
Banks	0.4	—
Beverages	0.5	—
Biotechnology	—	2.7
Building Products	1.3	2.5
Chemicals	0.5	1.1
Commercial Services & Supplies	9.2	10.6
Construction & Engineering	1.9	1.6
Consumer Staples Distribution & Retail	1.0	0.9
Containers & Packaging	1.0	0.8
Distributors	—	1.1
Diversified Consumer Services	4.8	6.4
Electrical Equipment	1.0	0.3
Electronic Equipment, Instruments & Components	2.9	3.1
Electric Utilities	—	0.3
Entertainment	0.3	—
Financial Services	4.0	2.8
Food Products	0.3	—
Ground Transportation	1.8	0.5
Health Care Equipment & Supplies	1.7	1.9
Health Care Providers & Services	5.7	3.8
Health Care Technology	0.9	2.1
Household Durables	0.2	—
Household Products	0.1	0.3
Industrial Conglomerates	1.5	0.6
Insurance Services	8.2	8.5
Interactive Media & Services	0.8	—
IT Services	6.1	4.9
Leisure Products	0.2	0.4
Life Sciences Tools & Services	1.2	2.5
Machinery	1.0	1.4
Media	—	0.4
Multi-Utilities	0.7	1.1
Pharmaceuticals	1.1	—
Professional Services	9.0	9.4
Real Estate Management & Development	2.4	2.5
Software	19.6	19.9
Specialty Retail	0.1	0.2
Textiles, Apparel & Luxury Goods	0.3	0.4
Transportation Infrastructure	1.4	0.2
Wireless Telecommunication Services	1.1	0.6
Total	100.0%	100.0%

(1)
The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2025 to align with the recently updated GICS, where applicable. These reclassifications had no impact on the prior period’s Consolidated Statement of Financial Condition.

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2025				December 31, 2024
Geographic	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
Canada	$12,036	$12,088	2.1%	4.0%	$5,905	$5,960	2.2%	3.3%
United States	561,550	561,470	97.9	186.5	262,674	263,928	97.8	147.7
Total	$573,586	$573,558	100.0%	190.5%	$268,579	$269,888	100.0%	151.0%

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

Level 3—inputs to the valuation methodology are unobservable and significant to the overall fair value measurement and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments in this category include investments in privately held entities, first and second lien debt, non-investment grade residual interests in securitizations and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of the investments as of:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$55,441	$516,333	$571,774	$—	$29,567	$239,278	$268,845
Other Debt Investments	—	—	689	689	—	—	630	630
Equity	—	—	1,095	1,095	—	—	413	413
Total	$—	$55,441	$518,117	$573,558	$—	$29,567	$240,321	$269,888

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2025:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$239,278	$630	$413	$240,321
Purchases of investments (1)	308,091	—	629	308,720
Proceeds from principal repayments and sales of investments (2)	(29,643)	—	—	(29,643)
Accretion of discount/amortization of premium	737	1	—	738
Payment-in-kind	528	88	47	663
Net change in unrealized appreciation (depreciation)	(645)	(30)	6	(669)
Net realized gains (losses)	—	—	—	—
Transfers into/out of Level 3 (3)	(2,013)	—	—	(2,013)
Fair value, end of period	$516,333	$689	$1,095	$518,117
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2025	$(544)	$(30)	$6	$(568)

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

.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2024:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$49,629	$—	$16	$49,645
Purchases of investments (1)	203,274	577	376	204,227
Proceeds from principal repayments and sales of investments (2)	(15,462)	—	—	(15,462)
Accretion of discount/amortization of premium	419	1	—	420
Payment-in-kind	113	48	6	167
Net change in unrealized appreciation (depreciation)	1,241	4	15	1,260
Net realized gains (losses)	64	—	—	64
Transfers into/out of Level 3 (3)	—	—	—	—
Fair value, end of period	$239,278	$630	$413	$240,321
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2024	$1,284	$4	$15	$1,303

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2025 and December 31, 2024, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2025
	Fair	Valuation	Significant Unobservable	Range(1)		Weighted
	Value	Technique(3)	Input	Low	High	Average(2)
Investments in first lien debt	516,333	Yield Analysis	Discount Rate	7.55%	14.21%	8.69%
Other debt	689	Yield Analysis	Discount Rate			14.95%
Preferred equity	151	Income Approach	Discount Rate			12.77%
	695	Market Approach	EBITDA Multiple	11.00x	15.43x	13.22x
Common equity	234	Market Approach	EBITDA Multiple	13.70x	17.50x	16.43x
	15	Market Approach	Revenue Multiple			22.25x
Total Investments	$518,117

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
(3)
During the twelve months ended December 31, 2025, one preferred equity position with a fair value of $0.12 million transitioned from an income approach to a market approach valuation technique.

	December 31, 2024
	Fair	Valuation	Significant Unobservable	Range(1)		Weighted
	Value	Technique(3)	Input	Low	High	Average(2)
Investments in first lien debt	239,278	Yield Analysis	Discount Rate	7.92%	15.23%	9.38%
Other debt	630	Yield Analysis	Discount Rate			9.42%
Preferred equity	242	Income Approach	Discount Rate	14.80%	17.50%	16.44%
Common equity	151	Market Approach	EBITDA Multiple	13.02x	14.80x	13.03x
	20	Market Approach	Revenue Multiple			7.60x
Total Investments	$240,321

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

Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facilities, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facilities is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

		December 31, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
SMBC Facility	3	$214,206	$214,206	$91,018	$91,018
Barclays Facility	3	60,000	60,000	-	-
Total		$274,206	$274,206	$91,018	$91,018

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)
DEBT

The Company’s outstanding debt obligations were as follows:

	December 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility	$340,000	$214,206	$125,794	$315,000	$91,018	$223,982
Barclays Facility	200,000	60,000	140,000	-	-	-
Total	$540,000	$274,206	$265,794	$315,000	$91,018	$223,982

The Company’s summary information of its debt obligations were as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Weighted average interest rate(1)	6.42%	7.27%	8.62%
Weighted average effective interest rate(2)	6.84%	8.38%	10.59%
Weighted average outstanding balance	$150,205	$35,175	$11,476

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the SMBC Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greater of (a) zero and (b) the highest of (i) the prime rate as publicly announced by The Wall Street Journal, (ii) the sum of the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus 0.5%, and (iii) the rate per annum equal to 1% plus (x) the greater of (A) Term SOFR and (B) zero) plus 1.00% or 1.125%, based on certain borrowing base conditions and (y) for loans for which the Company elects the SOFR option, Term SOFR for such interest period, plus 2.000% or 2.125%, depending on certain borrowing base conditions. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of December 31, 2025, the Company was in compliance with all covenants and other requirements of the SMBC Facility.

The summary information of the SMBC Facility is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$9,439	$2,600	$456
Facility unused commitment fees	684	601	153
Amortization of deferred financing costs	594	396	104
Total	$10,717	$3,597	$713
Weighted average interest rate(1)	6.45%	7.27%	8.62%
Weighted average effective interest rate(2)	6.86%	8.38%	10.59%
Weighted average outstanding balance	$144,288	$35,175	$11,476

(1) Excludes unused fees and financing costs.

(2) Excludes unused fees.

Barclays Facility

On November 26, 2025, Financing SPV entered into that certain Credit and Security Agreement (the “Credit Agreement”) with the Company, as servicer, Financing SPV, as borrower, Barclays Bank PLC (“Barclays”), as administrative agent, the lenders party thereto, and State Street Bank and Trust Company, as collateral administrator, collateral agent and securities intermediary, pursuant to which the lenders have agreed to extend credit in an initial aggregate principal amount of up to $200,000 at any one time outstanding, which amount may be increased to up to $300,000 (the “Barclays

Facility”).

The obligations of Financing SPV under the Barclays Facility are secured by all of the assets held by Financing SPV, including portfolio investments contributed or transferred by the Company to Financing SPV. The Barclays Facility is a revolving funding facility with a reinvestment period ending November 26, 2027 and a final maturity date of November 26, 2036 or, after November 26, 2028, an earlier date selected by Barclays as administrative agent or any lender in their sole discretion. Subject to certain conditions, the reinvestment period is subject to a one-year extension. Advances under the Barclays Facility are available in US dollars, and subject to certain exceptions, the interest charged on the Barclays Facility is based on Term SOFR (Dollar) (subject to a floor of zero), plus a margin equal to 1.80%, which, provided that no Permitted Securitization Event (as defined in the Credit Agreement) has occurred on or prior to November 26, 2027, shall increase to 2.30%. Under the Credit Agreement, the Company and Financing SPV, as applicable, have made customary representations and warranties and are required to comply with various covenants, servicing procedures, limitations on disposition, reporting requirements and other customary requirements for similar revolving funding facilities. The Credit Agreement includes usual and customary events of default for revolving funding facilities of this nature. As of December 31, 2025, the Company was in compliance with all covenants and other requirements of the Barclays Facility.

The summary information of the Barclays Facility is as follows:

	For the Year Ended
	December 31, 2025 (3)	December 31, 2024	December 31, 2023
Borrowing interest expense	$338	$—	$—
Facility unused commitment fees	70	—	—
Amortization of deferred financing costs	39	—	—
Total	$447	$—	$—
Weighted average interest rate(1)	5.64%	—	—
Weighted average effective interest rate(2)	6.29%	—	—
Weighted average outstanding balance	$60,000	—	—

(1) Excludes unused fees and financing costs.

(2) Excludes unused fees.

(3) Calculated for the period from November 26, 2025 (Barclays Funding Facility closing date) through December 31, 2025.

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and December 31, 2024, the Company had $137,450 and $62,566, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans.

(8)
MEMBERS’ CAPITAL

The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	December 31, 2025	December 31, 2024
Net distributable earnings, beginning of period	$1,395	$354
Net investment income (loss)	24,134	11,272
Net realized gain (loss)	(94)	73
Net unrealized appreciation (depreciation)	(1,525)	1,221
Distributions declared	(24,246)	(11,577)
Tax reclassification of unitholders' equity	101	52
Net distributable earnings, end of period	$(235)	$1,395

Unit Issuance Date

The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred were as follow:

Unit Issuance Date	Class I Units Issued	Proceeds Received
For the year ended December 31, 2025
January 01, 2025	943,938	$19,143
February 01, 2025	634,382	12,859
March 01, 2025	745,020	15,087
April 01, 2025	882,789	17,814
May 01, 2025	365,324	7,354
June 01, 2025	244,821	4,936
July 01, 2025	645,483	13,045
August 01, 2025	207,662	4,197
September 01, 2025	263,374	5,320
October 01, 2025	169,297	3,423
November 01, 2025	198,304	4,008
December 01, 2025	1,621,367	32,719
Total	6,921,761	$139,905
For the year ended December 31, 2024
January 01, 2024	918,507	$18,462
February 01, 2024	366,271	7,373
March 01, 2024	487,396	9,826
April 01, 2024	583,000	11,736
May 01, 2024	524,319	10,555
June 01, 2024	997,355	20,147
July 01, 2024	444,009	8,969
August 01, 2024	277,270	5,606
September 01, 2024	446,941	9,059
October 01, 2024	715,250	14,527
November 01, 2024	972,291	19,728
December 01, 2024	379,861	7,700
Total	7,112,470	$143,688

The following table summarizes the Company’s distributions declared and payable as follows:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the year ended December 31, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1430	$1,398
February 27, 2025	February 28, 2025	March 05, 2025	0.1429	1,492
March 25, 2025	March 31, 2025	April 03, 2025	0.1430	1,605
January 27, 2025	March 31, 2025	April 03, 2025	0.0507	569	(1)
April 25, 2025	April 30, 2025	May 05, 2025	0.1429	1,700
May 22, 2025	May 31, 2025	June 04, 2025	0.1428	1,757
June 18, 2025	June 30, 2025	July 03, 2025	0.1423	1,790
June 18, 2025	June 30, 2025	July 03, 2025	0.0505	635	(1)
July 24, 2025	July 31, 2025	August 05, 2025	0.1424	1,881
August 21, 2025	August 31, 2025	September 03, 2025	0.1426	1,919
September 22, 2025	September 30, 2025	October 03, 2025	0.1425	1,961
September 22, 2025	September 30, 2025	October 03, 2025	0.0505	695	(1)
October 23, 2025	October 31, 2025	November 05, 2025	0.1425	1,970
November 20, 2025	November 30, 2025	December 03, 2025	0.1426	2,006
December 22, 2025	December 31, 2025	January 06, 2026	0.1442	2,269
December 22, 2025	December 31, 2025	January 06, 2026	0.0381	599	(1)
Total Distributions			$1.9035	$24,246
For the year ended December 31, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1591	$490
February 27, 2024	February 29, 2024	March 05, 2024	0.1593	551
March 25, 2024	March 31, 2024	April 04, 2024	0.1596	631
April 25, 2024	April 30, 2024	May 03, 2024	0.1594	721
May 28, 2024	May 31, 2024	June 05, 2024	0.1594	809
June 25, 2024	June 30, 2024	July 03, 2024	0.1599	974
July 25, 2024	July 31, 2024	August 05, 2024	0.1599	1,042
August 27, 2024	August 31, 2024	September 05, 2024	0.1601	1,091
September 24, 2024	September 30, 2024	October 03, 2024	0.1605	1,169
October 25, 2024	October 31, 2024	November 05, 2024	0.1608	1,244
November 25, 2024	November 29, 2024	December 04, 2024	0.1600	1,396
December 23, 2024	December 31, 2024	January 06, 2025	0.1598	1,459
Total Distributions			$1.9178	$11,577

(1) Represents a special distribution.

The Company adopted an “opt out” distribution reinvestment plan (“DRIP”). As a result, unless unitholders elect to “opt out” of the DRIP, unitholders will have their cash dividends or distributions (net of applicable withholding tax) automatically reinvested in additional units of same class of units to which the distribution relates, rather than receiving cash. Unitholders who receive distributions in the form of Units will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those unitholders will not receive cash with which to pay any applicable taxes.

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP were as follow:

Payment Date	DRIP Units Issued	DRIP Units Value
For the year ended December 31, 2025
January 06, 2025	25,363	$514
February 05, 2025	28,796	584
March 05, 2025	31,379	635
April 03, 2025	44,857	906
May 05, 2025	34,378	692
June 04, 2025	35,429	714
July 03, 2025	48,996	990
August 05, 2025	37,718	762
September 03, 2025	38,779	784
October 03, 2025	53,780	1,087
November 05, 2025	39,904	806
December 03, 2025	41,120	830
Total	460,499	$9,304
For the year ended December 31, 2024
January 04, 2024	4,483	$90
February 05, 2024	9,919	200
March 05, 2024	11,682	236
April 04, 2024	13,050	263
May 03, 2024	14,667	295
June 05, 2024	18,143	366
July 03, 2024	20,287	410
August 05, 2024	21,181	428
September 05, 2024	22,357	453
October 03, 2024	23,124	470
November 05, 2024	20,994	426
December 04, 2024	24,510	497
Total	204,397	$4,134

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

The following table further summarizes the unit repurchases completed for the year ended December 31, 2025:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 07, 2025	5.00%	$20.18	March 31, 2025	$5,024	248,972	2.83%	—
June 07, 2025	5.00%	$20.21	June 30, 2025	1,247	61,693	0.56%	—
September 04, 2025	5.00%	$20.22	September 30, 2025	3,134	154,986	1.24%	—
December 05, 2025	5.00%	$20.14	December 31, 2025	15,754	782,224	5.75%	—
Total				$25,159	1,247,875

(1)
Percentage is based on total units as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.

For the year ended December 31, 2024, units repurchased as follows:

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
(9)
EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Numerator—net increase/(decrease) in Members' Capital resulting from operations	22,515	$12,566	$1,686
Denominator—weighted average Units outstanding	12,696,315	6,036,393	1,667,184
Basic and diluted earnings (loss) per Unit	$1.77	$2.08	$1.01

(10)
INCOME TAXES

For income tax purposes, distributions made to holders of the Company’s unitholders are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made for the year ended December 31, 2025 and December 31, 2024, and for the period from November 30, 2022 (inception) to December 31, 2023, were as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Distributions paid from:
Ordinary income (including net short-term capital gains)	$24,186	$11,577	$1,340
Net long-term capital gains	60	—	—
Total taxable distributions	$24,246	$11,577	$1,340

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

For the year ended December 31, 2025, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to holders of the Company’s Units in 2026. The amount carried forward to 2026 is estimated to be approximately $0, although these amounts will not be finalized until the 2025 tax returns are filed in 2026.

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

The book-to-tax differences relating to distributions made to the Company’s holders of Units resulted in reclassifications among certain capital accounts as follows:

	As of
	December 31, 2025	December 31, 2024	December 31, 2025
Paid-in capital in excess of par value	$(101)	$(52)	$(202)
Total distributable earnings (loss)	$101	$52	$202

The cost and unrealized gain (loss) on the Company’s consolidated financial instruments, as calculated on a tax basis, at December 31, 2025, December 31, 2024, and December 31, 2023 were as follows:

	As of
	December 31, 2025	December 31, 2024	December 31, 2023
Gross unrealized appreciation	$2,374	$1,839	$271
Gross unrealized depreciation	(2,520)	(460)	(112)
Net unrealized appreciation (depreciation)	$(146)	$1,379	$159
Tax cost of investments at year end	$573,586	$268,579	$51,386

At December 31, 2025, the Company had available for federal income tax purposes unused capital losses of approximately $98, of which $0 are short-term and $98 are long-term, that do not have an expiration date.

To the extent that capital loss carryforwards are used to offset any future capital gains realized, no capital gains tax liability will be incurred by the Company for gains realized and not distributed. To the extent that capital gains are offset, such gains will not be distributed to the shareholders.

(11)
CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the period from November 30, 2022 (inception) to December 31, 2022
Per Unit Data:(1)
Net asset value, beginning of period	$20.28	$20.10	$20.00	$—
Net investment income (loss)	1.90	1.87	0.92	—
Net unrealized and realized gain (loss)(2)	(0.14)	0.23	(0.04)	—
Net increase (decrease) in net assets resulting from operations	1.76	2.10	0.88	—
Distributions declared	(1.90)	(1.92)	(0.78)	—
Total increase (decrease) in net assets	(0.14)	0.18	0.10	—
Net asset value, end of period	$20.14	$20.28	$20.10	$—
Units outstanding, end of period	14,945,887	8,811,503	2,157,873	—
Weighted average units outstanding	12,696,315	6,036,393	1,667,184	—
Total return based on net asset value(3)	9.08%	10.90%	4.49%	— %
Ratio/Supplemental Data:
Members' Capital, end of period	$301,045	$178,726	$43,368	$(194)
Ratio of expenses before waivers to average Members' Capital	7.39%	6.51%	9.87%	— %
Ratio of net expenses to average Members’ Capital	5.54%	4.64%	3.78%	— %
Ratio of net investment income to average Members’ Capital	9.36%	9.19%	10.93%	— %
Asset coverage ratio(4)	210.00%	296.00%	494.00%	— %
Portfolio turnover rate	8.25%	11.61%	5.75%	— %

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
(12)
SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

January Issuances and Distribution Declarations

Pursuant to the Company’s continuous private offering, the Company issued approximately 174,540 Units for an aggregate offering price of $3.5 million effective January 1, 2026.

On January 26, 2026, the Company's Board of Directors declared a distribution in the amount of $0.1425 per unit and payable on or around February 4, 2026 to unitholders of record as of January 31, 2026.

February Issuances and Distribution Declarations

Pursuant to the Company’s continuous private offering, the Company issued approximately 706,441 Units for an aggregate offering price of $14.2 million effective February 1, 2026.

On February 26, 2026, the Company's Board of Directors declared a distribution in the amount of $0.1419 per unit and payable on or around March 4, 2026 to unitholders of record as of February 28, 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act)). The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2025 was effective.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors oversees our management. Our Board of Directors currently consists of six members, four of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Our Board of Directors elects our officers, who serve at the discretion of our Board of Directors. The responsibilities of each director include the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements. Our Board of Directors has also established an Audit Committee, and a nominating and corporate governance committee ("NCG Committee"), and may establish additional committees in the future.

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

Name	Age	Position(s) held with the Company and Term of Office
Interested Directors
David N. Miller	49	Chair of the Board of Directors since 2023
Michael Occi	42	Chief Executive Officer and Director since 2025
Independent Directors
Joan Binstock	71	Director since 2023
Bruce Frank	71	Director since 2023
Adam Metz	64	Director since 2023
Kevin Shannon	70	Director since 2023

The address for each of our directors is c/o North Haven Private Income Fund A LLC, 1585 Broadway, New York, NY 10036.

Executive Officers Who Are Not Directors

Name	Age	Position(s) held with the Company
Orit Mizrachi	53	Co-President since 2025, Chief Operating Officer since 2023
Ashwin Krishnan	50	Chief Investment Officer since 2025
Jeffrey Day	48	Co-President since 2025
David Pessah	40	Chief Financial Officer since 2023
Hope Brown	52	Chief Compliance Officer since 2026

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

Michael Occi has served as our Chief Executive Officer and a member of our Board of Directors since July 2025 and serves in the same capacity for each of the other MS BDCs. Mr. Occi previously served as our President from January 2025 until his appointment as Chief Executive Officer and as our Chief Administrative Officer from January 2023 until his appointment as the Company’s President. Mr. Occi has been a Managing Director of MSIM since April 2022. Mr. Occi joined Morgan Stanley in 2006. Prior to joining MSIM, Mr. Occi served as Head of Financial Institutions Equity Capital Markets between May 2019 and April 2022. Previously, Mr. Occi held a variety of other roles within Equity Capital Markets as well as in the financial institutions coverage areas in Fixed Income Capital Markets and in the Investment Banking Division. Mr. Occi graduated magna cum laude from Georgetown University, with a BA in Finance and Accounting.

Independent Directors

Joan Binstock has served as a member of our Board of Directors and Chair of our Nominating and Corporate Governance Committee since January 2023 and has served in the same capacity for each of the other MS BDCs since their formation. Ms. Binstock has served as an Advisor at Lovell Minnick Partners, LLC since July 2018, where she is responsible for assisting the firm on deal and operational due diligence activities across all portfolio companies. In addition, she has been a director of the Brown Brothers Harriman US Mutual Funds since September 2019, a member of the board of directors and the Audit Chair of KKR Real Estate Select Trust, Inc., a closed-end management investment company that has elected to be treated as a real estate investment trust, since August 2020, a member of the board of directors of Confluence Technologies, Inc. since April 2023 and a member of the board of directors and Audit Chair of The 2023 ETF Series Trust since 2023. Ms. Binstock served as a Director of SimCorp A/S from April 2018 to March 2023. Ms. Binstock was a Partner at Lord, Abbett & Co. LLC from 2000 to March 2018, where she served as the Chief Financial Officer. Previously, Ms. Binstock was the Chief Operating Officer at Morgan Grenfell Asset Management. Prior to that, she was a Principal and National Director of the Regulatory and Risk Management Practice at Ernst & Young LLP, the Chief Administrative Officer at BEA/Credit Suisse, and the Chief Administrative Officer of the Capital Markets Group at Goldman Sachs. She served as a Member of the Association of Institutional Investors Board of Directors and was a Member of the Global Board of Managers of Omgeo LLC until January 2018. Ms. Binstock is on the board of the Duke School of Medicine Board of Visitors and previously served on the board of the Greyston Foundation, each of which is a nonprofit organization. Ms. Binstock is a licensed Certified Public Accountant. She holds a M.B.A. from New York University and a B.A. from the University of Binghamton. Ms. Binstock’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Ms. Binstock is qualified to serve as a Director.

Bruce D. Frank has served as a member of our Board of Directors and Chair of the Audit Committee since January 2023 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Frank previously served on the board of directors of Landsea Homes Corporation, a single family home builder, from January 2015 to July 2025, the board of directors of VEREIT, Inc., a real estate operating company, from July 2014 to March 2017 and the board of directors of ACRE Realty Investors Inc., a real estate investment and operating company, from November 2014 to December 2018. Mr. Frank was a Senior Partner at Ernst & Young LLP’s real estate practice within the assurance service line from April 1997 through June 2014. Prior to joining Ernst & Young LLP, Mr. Frank worked at KPMG LLP, a public accounting firm, for 17 years. He has over 35 years of experience providing assurance services to prominent public and private owners, investors and developers, both domestically and globally. His extensive experience has included working on initial public offerings and assisting acquirers in consummating acquisition transactions. Mr. Frank received a Bachelor of Science degree in Accounting from Bentley College, is a member of the American Institute of Certified Public Accountants and is a Certified Public Accountant in the State of New York. Mr. Frank’s past experience as an accountant led our Nominating and Corporate Governance Committee to conclude that Mr. Frank is qualified to serve as a Director.

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

Kevin Shannon has served as a member of our Board of Directors since January 2023 and has also served as a member of the board of directors of each of the other MS BDCs since their formation. Mr. Shannon also serves on the Advisory Committee of Efferent Health, LLC., a private healthcare startup venture in the medical imaging and data base management field. Mr. Shannon previously served as the Chief Financial Officer of the Harvard Management Company, Inc., the investment advisor for Harvard University’s general investment account, from September 2009 to April 2020. Mr. Shannon served on the Operating Committee from September 2009 to December 2018 and chaired the Valuation Committee from June 2015 to December 2017. In addition, since December 2016, he has overseen both investment and operations of Harvard University’s Trust & Gifts Group. Prior to joining Harvard Management Company, Inc., Mr. Shannon was the Chief Financial Officer and an Executive Vice President at Moore Capital Management, LLC, a large multi-strategy private investment company, where he worked for 15 years. During his tenure he was responsible for all treasury functions and served as a member of the board of directors, Risk Committee, and Valuation Committee. Mr. Shannon served two consecutive terms on the board of directors of the Managed Funds Association, a group representing the global alternative investment industry and its investors and was a member of its Executive Committee as Vice Chairman and Treasurer. Prior to Moore Capital Management, LLC, he was a senior executive at Lehman Brothers where he served as Senior Vice President and Chief Financial Officer of Lehman’s derivative products subsidiary and earlier as Director of Firm Trading Accounting and Controls. Prior to joining Lehman Brothers, Mr. Shannon began his career as an auditor at KPMG LLP, serving financial services clients. Mr. Shannon served a two-year tenure as a part time adjunct lecturer with Baruch College’s Department of Accounting. Mr. Shannon takes an active role in his community; he served on the board of Help for Children for 20 years until December 31, 2023 and was formerly a member of the Audit and Executive Committees, and he is currently a member of the Boston Economics Club. Mr. Shannon received his Bachelor of Science degree, magna cum laude, from New York University and an M.B.A. from Fairleigh Dickinson University. Mr. Shannon’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Shannon is qualified to serve as a Director.

Executive Officers Who Are Not Directors

Orit Mizrachi was appointed as our Chief Operating Officer in January 2023 and Co-President in July 2025 serves in the same capacity for each of the other MS BDCs. Ms. Mizrachi has been a Managing Director of IM since January 2023 and previously served as an Executive Director of IM from April 2019 to December 2022. Prior to joining Morgan Stanley in April 2019, Ms. Mizrachi held various senior positions at The Carlyle Group from 2010 to 2018, including the Chief Operating Officer of the direct lending platform and The Carlyle Group’s BDCs as well as serving as interim Chief Financial Officer of The Carlyle Group’s BDCs from September 2014 through March 2015. Prior to joining The Carlyle Group in 2010, Ms. Mizrachi worked in the hedge fund industry as a chief financial officer and controller. Ms. Mizrachi started her career in public accounting as an auditor. Ms. Mizrachi has a Bachelor of Science in Accounting.

David Pessah was appointed as our Chief Financial Officer in January 2023 and serves in the same capacity for each of the other MS BDCs. Mr. Pessah has been a Managing Director of Morgan Stanley IM since December 2023. Prior to joining Morgan Stanley, Mr. Pessah held various positions at Goldman Sachs from September 2010 to November 2023, most recently as the Chief Financial Officer, Treasurer and Chief Accounting Officer of its business development company complex within Goldman Sachs’ Private Credit group. Mr. Pessah started his career in September 2007 at Ernst & Young LLP as an auditor in their financial services group. Mr. Pessah received his Bachelor of Science in Accounting from the University of Delaware and his MBA in Finance from Baruch College.

Jeffrey Day was appointed as Co-President in July 2025 and serves in the same capacity for each of the other MS BDCs. Mr. Day has been a Managing Director of Morgan Stanley IM since 2019 and has more than 25 years of private credit experience. Prior to joining Morgan Stanley, Mr. Day was a Managing Director at Madison Capital Funding (now known as ApogemCapital) and was involved in sponsor coverage, capital markets, and fundraising. Prior to Madison Capital, he worked in various underwriting, portfolio management, capital markets and relationship management roles at JP Morgan Chase, CapitalSourceFinance, and GE Capital. Mr. Day earned a BBA in Finance from the Goizueta Business School at Emory University and his MBA in Finance and Management & Strategy from the J.L. Kellogg School of Management at Northwestern University.

Ashwin Krishnan was appointed Chief Investment Officer in July 2025 and serves in the same capacity for each of the other BDCs. Mr. Krishnan has been part of the Morgan Stanley Private Credit platform since its inception in 2009 and has been a member of the investment committee of the Adviser since 2019. Mr. Krishnan is Head of North America Private Credit and Portfolio Manager of the Opportunistic Credit strategy at MSIM. He joined Morgan Stanley in 2003 and has more than 22 years of experience. Prior to joining Morgan Stanley, Mr. Krishnan was in the Communications Investment Banking group at UBS. Mr. Krishnan holds an M.S. in Engineering from Columbia University and a B.S. in Industrial Engineering from Bangalore University, India.

Hope Brown was appointed as our Chief Compliance Officer in January 2026 and serves in the same capacity for each of the other MS BDCs. In addition, Ms. Brown also serves as an Executive Director and Chief Compliance Officer for the Calvert Funds, which are open-end investment companies registered under the 1940 Act and managed by a wholly owned subsidiary of Morgan Stanley (“Calvert Funds”). Ms. Brown joined the Calvert Funds in 2014 and is responsible for all aspects of the Calvert Funds’ compliance program including the development and administration of Calvert Funds’ policies and procedures, and the oversight of the Calvert Funds’ primary service providers. In addition, Hope is also the Global Head of ESG Compliance Advisory for Morgan Stanley Investment Management. Prior to joining the Calvert Funds, Ms. Brown was associated with Wilmington Trust Investment Advisors, Inc. where she served as Vice President, Chief Compliance Officer for the Wilmington Funds. Prior to that, she spent five years as an Assistant Vice President, Risk Management and Compliance Lead Manager, at T. Rowe Price Associates, Inc. Ms. Brown is the co-chair of the Investment Company Institute Chief Compliance Officer Committee. She also currently serves on the Board of Directors of the National Society of Compliance Professionals and University System of Maryland Foundation. Ms. Brown graduated cum laude with a BA in English from the University of Maryland, College Park.

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

Nominating and Corporate Governance Committee

The members of the NCG Committee are Ms. Binstock and Messrs. Frank, Metz and Shannon, each of whom is not considered an “interested person” of the Company, as that term is defined in Section 2(a)(19) of the 1940 Act. Ms. Binstock serves as Chair of the NCG Committee. The NCG Committee operates pursuant to a charter approved by our Board of Directors. The NCG Committee charter is available on our website at http://www.northhavenprivateincomefund.com. The NCG Committee is responsible for selecting, researching and nominating qualified nominees to be elected to the Board of Directors, selecting qualified nominees to fill any vacancies on our Board of Directors or a committee of the Board of Directors (consistent with criteria approved by our Board of Directors), developing and recommending to our Board of Directors a set of corporate governance principles applicable to us and overseeing the evaluation of our Board of Directors and our management.

The NCG Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. The NCG Committee believes that the consideration of many factors in selecting director nominees is consistent with the NCG Committee’s goal of creating a Board that best serves our needs and the interests of our unitholders.

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

Investment Committee

The Adviser has established the Investment Committee to be responsible for the Company’s investment decisions and it is comprised of senior investment professionals of IM and is chaired by Ashwin Krishnan, our Chief Investment Officer. The Investment Committee also serves as the investment committee for the other MS BDCs. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.

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

The members of the Investment Committee are: David N. Miller, Ashwin Krishnan, Jeffrey Day, David Kulakofsky, Michael Occi, Henry ‘Hank’ D’Alessandro, Toby Norris, Rebecca Shaoul and Jon Spivak.

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

Compensation of Directors

The Independent Directors receive an annual fee paid quarterly based on our average net asset value at the beginning of the applicable quarter (prorated for any partial period) as follows:

Net Asset Value	Annual Fee
<$250,000,000	$25,000
$250,000,000 – $750,000,000	$50,000
>$750,000,000	$75,000

The chair of the Audit Committee receives an additional annual fee paid quarterly based on our average net asset value at the beginning of the applicable quarter (prorated for any partial period) as follows:

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

The following table sets forth information concerning total compensation earned by or paid to each of our Independent Directors for the year ended December 31, 2025. No compensation is paid by the Company to any interested director of the Company.

	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Joan Binstock	$43,750	$418,750
Bruce Frank	$48,125	$465,625
Adam Metz	$43,750	$418,750
Kevin Shannon	$43,750	$418,750

(1) The “Fund Complex” consists of the Company, Morgan Stanley Direct Lending Fund, North Haven Private Income Fund LLC, LGAM Private Credit LLC, T Series Middle Market Loan Fund LLC, and SL Investment Fund II LLC.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our Board, and our Board does not make determinations regarding compensation of executive officers because, we do not directly pay any compensation to our executive officers.

Timing of Grants of Options

We did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth certain information as of March 3, 2026 with respect to our Units for those persons who beneficially own five percent or more of our outstanding Units, each of our directors and officers, and all our officers and directors, as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

Percentage of Units outstanding
Name and address	Type of ownership	Units owned	Percentage
Joan Binstock	—	—	—%
Bruce Frank	—	—	—
Ashwin Krishnan	—	—	—
Adam Metz	—	—	—
David N. Miller	—	—	—
Kevin Shannon	—	—	—
Orit Mizrachi	—	—	—
Michael Occi	—	—	—
David Pessah	—	—	—
Hope Brown	—	—	—
Jeffrey Day	—	—	—
All directors and officers as a group (10 persons)	—	—	—

Item 13. Certain Relationships and Related Transactions and Director Independence

Investment Advisory Agreement

We entered into an Investment Advisory Agreement with our Investment Adviser on January 31, 2023. Pursuant to the Investment Advisory Agreement, we pay our Investment Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The Investment Advisory Agreement has an initial term of two years and continues thereafter from year to year if approved annually by a majority of our unitholders or our Independent Directors. The Investment Advisory Agreement was most recently renewed in August 2025.

Administration Agreement

We entered into the Administration Agreement on January 31, 2023 with our Administrator who provides us with office space, office services and equipment. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our unitholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our unitholders, our internal control assessment under the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administration Agreement was most recently renewed in August 2025.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into the Expense Support Agreement with the Adviser on November 30, 2021. The Adviser may elect to pay expenses on our behalf, provided that no portion of an Expense Payment will be used to pay any of our interest expense and/or distributions. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates. No reimbursement payment for any calendar month will be made if our Operating Expense Ratio (as defined below) at the time of such reimbursement payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such reimbursement payment relates. “Operating Expense Ratio” is calculated by dividing all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies, less organizational and offering expenses, base management and incentive fees owed to the Adviser and interest expense, by the Company’s average net assets. For more information, see “Item 1. Business—Expense Support and Conditional Reimbursement Agreement.”

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

MS Credit Partners Holdings, Inc. Investment

MS Credit Partners Holdings, Inc., an indirect wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements to purchase Units up to an aggregate amount of $25.0 million or such amount so that the Company is not considered to be “controlled” by Morgan Stanley or its affiliates for purposes of the Bank Holding Company Act of 1956, as amended from time to time. As of December 31, 2025, MS Credit Partners Holdings, has made an aggregate capital contribution of $10.5 million, in exchange for 518,492 Units. MS Credit Partners Holdings, Inc. has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.

Adviser Payments

The Adviser may, out of its own funds and not as an additional charge to us or our investors, pay for additional Units of the Company on behalf of unitholders, without additional consideration from unitholders.

Potential Merger or Asset Sale, including to Another BDC or Fund Managed by the Adviser

We may, at any time, determine to pursue a transaction among us and one or more other entities, including a merger, consolidation, recapitalization, reorganization, or sale of units in each case for consideration of either cash and/or securities of the acquirer, in each case subject to any required approvals and any applicable requirements of the 1940 Act (a “Transaction”). Potential acquirers could include other BDCs and entities that are not BDCs, in each case, that are advised by the Adviser or its affiliates or by unaffiliated third-parties. The Adviser would not recommend any such Transaction unless it determines that it would be in our interests, with such determination dependent on factors it deems relevant. If the Adviser serves as the investment adviser of both parties to a Transaction, various conflicts of interest would apply with respect to any such a Transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Adviser by us and by the entity resulting from such a Transaction or efficiencies or other benefits to the Adviser as a result of managing a single, larger fund instead of two separate funds.

Director Independence

The 1940 Act requires that at least a majority of our directors not be “interested persons” (as defined in the 1940 Act) of the Company. On an annual basis, each member of our Board of Directors is required to complete an independence questionnaire designed to provide information to assist our Board of Directors in determining whether the director is independent under the 1940 Act and our corporate governance guidelines. Our Board of Directors has determined that each of our directors, other than Messrs. Miller and Occi, is independent under the Exchange Act and the 1940 Act. Our governance guidelines require any director who has previously been determined to be independent to inform the Chair of the Board of Directors, the Chair of the Nominating and Corporate Governance Committee and our corporate secretary of any change in circumstance that may cause his or her status as an Independent Director to change. Our Board of Directors limits membership on the Audit Committee and the Nominating and Corporate Governance Committee to Independent Directors.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company for the year ended December 31, 2025.

Fiscal Year/Period	Audit Fees	Audit-Related Fees(1)	Tax Fees(2)	All Other Fees(3)
2025	$165,000	$—	$—	$—
2024	$145,000	$—	$—	$—

(1)
“Audit-Related Fees” are those fees billed to the Company relating to audit services provided by Deloitte.
(2)
“Tax Fees” are those fees billed to the Company in connection with tax consulting services performed by Deloitte, including primarily the review of the Company’s income tax returns.
(3)
“All Other Fees” are those fees billed to the Company in connection with permitted non-audit services performed by Deloitte.

The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the year ended December 31, 2025, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

The following documents are filed as part of this annual report:

(1) Financial Statements - Financial statements are included in Item 8. See the table of contents to the consolidated financial statements on page 80 of this annual report on Form 10-K.

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

10.14

Credit and Security Agreement, dated as of November 26, 2025, entered into among PIF A Financing SPV LLC, as borrower, North Haven Private Income Fund A LLC, as servicer, the lenders party thereto, Barclays Bank PLC, as administrative agent, and State Street Bank and Trust Company, as collateral administrator, collateral agent and securities intermediary (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on December 2, 2025 (File No. 814-01654)).

14.1	Code of Ethics of the Company (Incorporated by reference to the Company’s Form 10-12G filed by the Company on July 13, 2023 (File No. 000-56571)).
14.2	Code of Ethics of MS Capital Partners Adviser Inc. (Incorporated by reference to the Company’s Form 10-12G filed by the Company on July 13, 2023 (File No. 000-56571))
19.1*	Insider Trading Policy (Incorporated by reference to Company’s Annual Report on Form 10-K, filed by the Company on March 4, 2025 (File No. 814-01654)).
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

North Haven Private Income Fund A LLC
Dated: March 3, 2026	By:	/s/ Michael Occi
Michael Occi
Director and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 3, 2026	By:	/s/ Michael Occi
Michael Occi
Director and Chief Executive Officer
(Principal Executive Officer)

Dated: March 3, 2026	By:	/s/ David Pessah
David Pessah
Chief Financial Officer
(Principal Financial Officer)

Dated: March 3, 2026	By:	/s/ David Miller
David Miller
Chairman of the Board of Directors

Dated: March 3, 2026	By:	/s/ Joan Binstock
Joan Binstock
Director

Dated: March 3, 2026	By:	/s/ Bruce Frank
Bruce Frank
Director

Dated: March 3, 2026	By:	/s/ Kevin Shannon
Kevin Shannon
Director

Dated: March 3, 2026	By:	/s/ Adam Metz
Adam Metz
Director