Form 10-Q
period 2026-03-31
North Haven Private Income Fund A LLC
filed 2026-05-13
CIK 1973476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

The number of the registrant’s Class I Units outstanding at May 13, 2026 was 15,727,483.

North Haven Private Income Fund A LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

North Haven Private Income Fund A LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $601,605 and $573,586 )	$596,389	$573,558
Cash	22,128	33,697
Deferred financing costs	2,959	3,210
Interest and dividend receivable from non-controlled/non-affiliated investments	2,710	3,477
Receivable for investments sold/ repaid	17	1,698
Other assets	80	8
Total assets	$624,283	$615,648

Liabilities
Debt	295,172	274,206
Payable for investments purchased	991	16,080
Payable to affiliates (Note 3)	226	210
Distributions payable	2,940	2,867
Management fees payable	225	420
Subscriptions received in advance (Note 8)	937	3,020
Payable for units repurchased	14,819	15,754
Interest and financing costs payable	1,649	886
Income based incentive fees payable	206	415
Accrued expenses and other liabilities	475	745
Total liabilities	$317,640	$314,603

Commitments and contingencies (Note 7)

Members' Capital
Common units, par value $0.001 per unit (15,466,742 and 14,945,887 units issued and outstanding)	15	15
Paid-in capital in excess of par value	311,929	301,265
Net distributable earnings (accumulated losses)	(5,301)	(235)
Total members' capital	$306,643	$301,045
Total liabilities and members' capital	$624,283	$615,648
Net asset value per unit	$19.83	$20.14

The accompanying notes are an integral part of these consolidated financial statements

North Haven Private Income Fund A LLC

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$12,500	$7,414
Payment-in-kind income	344	193
Dividend income	22	3
Other income	218	9
Total investment income	13,084	7,619

Expenses:
Interest expense and other financing expenses	4,683	2,106
Management fees	975	638
Income based incentive fees	956	614
Capital gains incentive fees	—	(119)
Professional fees	359	260
Directors' fees	52	26
Administrative service fees	38	71
General and other expenses	78	46
Total expenses	7,141	3,642
Income based incentive fee waiver (Note 3)	(750)	(440)
Management fees waiver (Note 3)	(750)	(440)
Net expenses	5,641	2,762
Net investment income (loss)	7,443	4,857
Net investment income (loss) after taxes	7,443	4,857

Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	12	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(5,154)	(955)
Translation of assets and liabilities in foreign currencies	(2)	1
Net realized and unrealized gain (loss)	$(5,144)	$(954)
Net increase (decrease) in members' capital resulting from operations	$2,299	$3,903

Earnings (loss) per unit (basic and diluted)	$0.15	$0.37
Weighted average units outstanding (basic and diluted)	15,758,634	10,476,131

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(In thousands, except per unit amounts)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Members' Capital at beginning of period:	$301,045	$178,726
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	7,443	4,857
Net realized gain (loss)	12	—
Net change in unrealized appreciation (depreciation)	(5,156)	(954)
Net increase (decrease) in members’ capital resulting from operations	2,299	3,903

Distributions to Unitholders from:
Distributable earnings	(7,365)	(5,064)

Capital transactions:
Issuance of units	22,219	47,089
Reinvestment of distributions	3,264	1,733
Repurchased units	(14,819)	(5,024)
Net increase in members' capital resulting from capital transactions	10,664	43,798
Total increase (decrease) in members' capital	$5,598	$42,637
Members' capital at end of period	$306,643	$221,363
Distributions per unit	$0.47	$0.48

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$2,299	$3,903
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	5,154	955
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	2	(1)
Net realized (gain) loss on investments	(12)	—
Net accretion of discount and amortization of premium on investments	(254)	(131)
Payment-in-kind interest and dividend capitalized	(309)	(164)
Amortization of deferred financing costs	250	140
Purchases of investments and change in payable for investments purchased	(52,594)	(76,130)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	11,740	3,600
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	767	(61)
(Increase) decrease in deferred financing costs	-	(33)
(Increase) decrease in prepaid expenses and other assets	(72)	(14)
(Decrease) increase in payable to affiliates	16	146
(Decrease) increase in management fees payable	(195)	(320)
(Decrease) increase in incentive fees payable	(209)	(341)
(Decrease) increase in interest payable	763	316
(Decrease) increase in accrued expenses and other liabilities	(270)	(125)
Net cash provided by (used in) operating activities	(32,924)	(68,260)

Cash flows from financing activities:
Borrowings on debt	$57,000	$56,000
Repayments on debt	(36,000)	(26,000)
Distributions paid in cash	(4,028)	(2,617)
Proceeds from issuance of Units	19,198	27,946
Subscriptions received in advance	937	17,815
Repurchases of Units	(15,754)	(6,487)
Net cash provided by (used in) financing activities	21,353	66,657
Net increase (decrease) in cash	(11,571)	(1,603)
Effect of foreign exchange rate changes on cash	2	1
Cash at beginning of period	33,697	29,112
Cash at end of period	$22,128	$27,510

Supplemental information and non-cash activities:
Interest expense paid	$3,670	$1,651
Distribution reinvestment	$3,264	$1,733
Distributions payable	$2,940	$2,173
Accrued but unpaid repurchases of common units	$14,819	$5,024
Accrued but unpaid deferred financing costs	$—	$33

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
AA&D Midco, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.40%	11/29/2030	7,272	$7,204	$7,199	2.35%
AA&D Midco, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.40%	11/29/2030	1,599	1,583	1,583	0.52
AA&D Midco, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.40%	11/29/2030	415	404	403	0.13
Jonathan Acquisition Company	(6) (7) (10)	First Lien Debt	S +	4.50%	8.20%	11/12/2029	3,555	3,506	3,492	1.14
Jonathan Acquisition Company	(6) (7) (16)	First Lien Debt	P +	3.50%	10.25%	05/11/2029	44	38	36	0.01
ManTech International CP	(6) (8)	First Lien Debt	S +	4.50%	8.17%	09/14/2029	1,879	1,879	1,879	0.61
ManTech International CP	(6) (8)	First Lien Debt	S +	4.50%	8.17%	09/14/2029	27	26	27	0.01
ManTech International CP	(6) (8) (16)	First Lien Debt	P +	3.50%	10.25%	09/14/2028	—	—	—	—
								14,640	14,619	4.77
Automobile Components
OEConnection, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.18%	12/23/2032	1,493	1,486	1,459	0.48
OEConnection, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.18%	12/23/2032	—	(2)	(20)	(0.01)
OEConnection, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.18%	12/23/2032	—	(1)	(5)	—
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.31%	08/05/2028	745	735	724	0.24
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.31%	08/05/2028	164	162	159	0.05
Sonny's Enterprises, LLC	(6) (7) (16)	First Lien Debt	S +	5.50%	9.31%	08/05/2027	116	115	112	0.04
								2,495	2,429	0.79
Automobiles
COP Collisionright Parent, LLC	(6) (7)	First Lien Debt	S +	4.75%	8.42%	01/29/2030	1,662	1,644	1,649	0.54
COP Collisionright Parent, LLC	(6) (7) (16)	First Lien Debt	S +	4.75%	8.42%	01/29/2030	1,209	1,182	1,176	0.38
COP Collisionright Parent, LLC	(6) (7) (16)	First Lien Debt	S +	4.75%	8.42%	01/29/2030	36	33	34	0.01
Drivecentric Holdings, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	7,662	7,596	7,662	2.50
Drivecentric Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	—	(14)	—	—
Drivecentric Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	—	(4)	—	—
Vehlo Purchaser, LLC	(6) (8) (10)	First Lien Debt	S +	5.50%	9.17%	05/24/2028	2,622	2,605	2,576	0.84
Vehlo Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.17%	05/24/2028	2,721	2,699	2,673	0.87
Vehlo Purchaser, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	9.17%	05/24/2028	—	(5)	(13)	—
								15,736	15,757	5.14
Banks
Computer Services, Inc.	(6) (7) (10)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	2,162	2,152	2,135	0.70
Computer Services, Inc.	(6) (7) (16)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	—	(2)	(13)	—
								2,150	2,122	0.69
Beverages
Vamos Bidco, Inc.	(6) (9)	First Lien Debt	S +	4.75%	8.45%	01/30/2032	2,680	2,656	2,612	0.85
Vamos Bidco, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.45%	01/30/2032	—	(4)	(28)	(0.01)
Vamos Bidco, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.45%	01/30/2032	—	(3)	(8)	—
								2,649	2,576	0.84
Building Products
Project Potter Buyer, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	8.95%	04/23/2027	7,371	7,369	7,363	2.40

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Project Potter Buyer, LLC	(6) (7) (16)	First Lien Debt	S +	5.25%	8.95%	04/23/2027	—	—	—	—
								7,369	7,363	2.40
Chemicals
Tank Holding Corp.	(8)	First Lien Debt	S +	5.75%	9.55%	03/31/2028	2,752	2,709	2,450	0.80
Tank Holding Corp.	(8)	First Lien Debt	S +	5.75%	9.55%	03/31/2028	231	227	206	0.07
								2,936	2,656	0.87
Commercial Services & Supplies
Astra Service Partners, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.20%	11/26/2032	4,500	4,467	4,500	1.47
Astra Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	4.50%	8.20%	11/26/2032	296	290	296	0.10
AWP Group Holdings, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.17%	12/23/2030	1,844	1,823	1,844	0.60
AWP Group Holdings, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.17%	12/23/2030	997	981	997	0.33
AWP Group Holdings, Inc.	(6) (7) (16)	First Lien Debt	S +	4.50%	8.17%	12/23/2030	145	142	145	0.05
Belfor Holdings, Inc.	(9)	First Lien Debt	S +	2.75%	6.42%	11/01/2030	925	933	926	0.30
Consor Intermediate II, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.20%	05/12/2031	1,023	1,016	1,023	0.33
Consor Intermediate II, LLC	(6) (8) (16)	First Lien Debt	S +	4.50%	8.20%	05/12/2031	—	(2)	—	—
Consor Intermediate II, LLC	(6) (8) (16)	First Lien Debt	S +	4.50%	8.20%	05/12/2031	46	44	46	0.02
CRCI Longhorn Holdings, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.42%	08/27/2031	2,788	2,765	2,777	0.91
CRCI Longhorn Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.42%	08/27/2031	—	(3)	(3)	—
CRCI Longhorn Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.42%	08/27/2031	—	(4)	(2)	—
Firebird Acquisition Corp, Inc.	(6) (8)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.67%	02/02/2032	3,470	3,455	3,470	1.13
Firebird Acquisition Corp, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.67%	02/02/2032	1,112	1,105	1,112	0.36
Firebird Acquisition Corp, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.67%	02/02/2032	—	(3)	—	—
Hercules Borrower, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.42%	12/15/2028	2,518	2,505	2,493	0.81
HSI Halo Acquisition, Inc.	(6) (8) (10)	First Lien Debt	S +	5.00%	8.67%	06/30/2031	7,357	7,298	7,327	2.39
HSI Halo Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	8.67%	06/30/2031	45	44	44	0.01
HSI Halo Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	8.67%	06/28/2030	—	—	—	—
Iris Buyer, LLC	(6) (7) (10) (11)	First Lien Debt	S +	5.25%	8.92%	10/02/2030	1,400	1,372	1,389	0.45
Iris Buyer, LLC	(6) (7) (10) (11)	First Lien Debt	S +	5.25%	8.92%	10/02/2030	129	126	128	0.04
Iris Buyer, LLC	(6) (7) (11) (16)	First Lien Debt	S +	5.25%	8.92%	10/02/2029	—	(3)	(2)	—
LSF12 Crown US Commercial Bidco, LLC		First Lien Debt	S +	3.00%	6.67%	12/02/2031	1,943	1,957	1,943	0.63
Railpros Parent, LLC	(6) (8)	First Lien Debt	S +	4.25%	7.92%	05/24/2032	4,766	4,722	4,730	1.54
Railpros Parent, LLC	(6) (8) (16)	First Lien Debt	S +	4.25%	7.92%	05/24/2032	442	433	431	0.14
Railpros Parent, LLC	(6) (8) (16)	First Lien Debt	S +	4.25%	7.92%	05/24/2032	—	(6)	(6)	—
Routeware, Inc.	(6) (7)	First Lien Debt	S +	5.25%	8.94%	09/18/2031	3,182	3,155	3,142	1.02
Routeware, Inc.	(6) (7) (16)	First Lien Debt	S +	5.25%	8.94%	09/18/2031	347	339	328	0.11
Routeware, Inc.	(6) (7) (16)	First Lien Debt	S +	5.25%	8.94%	09/18/2031	68	66	64	0.02
Tamarack Intermediate, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	8.67%	03/12/2029	2,217	2,213	2,206	0.72
Tamarack Intermediate, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	8.67%	03/12/2029	742	729	729	0.24

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Tamarack Intermediate, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	8.67%	03/12/2029	—	(1)	(3)	—
Transit Technologies, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.59%	08/20/2031	3,770	3,739	3,714	1.21
Transit Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	8.59%	08/20/2031	318	312	300	0.10
Transit Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	8.59%	08/20/2030	—	(4)	(8)	—
Vensure Employer Services, Inc.	(6) (9)	First Lien Debt	S +	5.00%	8.70%	09/29/2031	2,525	2,504	2,500	0.82
Vensure Employer Services, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	8.70%	09/29/2031	—	(1)	(1)	—
VRC Companies, LLC	(6) (7)	First Lien Debt	S +	5.50%	8.98%	06/29/2027	7,681	7,668	7,681	2.50
VRC Companies, LLC	(6) (7)	First Lien Debt	S +	5.50%	8.98%	06/29/2027	248	247	248	0.08
VRC Companies, LLC	(6) (7) (16)	First Lien Debt	S +	5.50%	8.98%	06/29/2027	—	—	—	—
								56,423	56,508	18.43
Construction & Engineering
Arcoro Holdings Corp.	(6) (7)	First Lien Debt	S +	5.50%	9.20%	03/28/2030	3,190	3,165	3,119	1.02
Arcoro Holdings Corp.	(6) (7) (16)	First Lien Debt	S +	5.50%	9.20%	03/28/2030	—	(3)	(6)	—
LJ Avalon Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	4.50%	8.15%	02/01/2030	1,262	1,262	1,262	0.41
LJ Avalon Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	4.50%	8.15%	02/01/2030	2,355	2,335	2,346	0.77
LJ Avalon Holdings, LLC	(6) (7) (16)	First Lien Debt	S +	4.50%	8.15%	02/01/2029	—	(2)	—	—
Superman Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.20%	08/29/2031	4,713	4,703	4,678	1.53
Superman Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.20%	08/29/2031	865	859	859	0.28
Superman Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	4.50%	8.20%	08/29/2031	—	(2)	(3)	—
								12,317	12,255	4.00
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (8)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.67%	02/03/2031	5,920	5,899	5,787	1.89
PDI TA Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.67%	02/03/2031	213	211	208	0.07
								6,110	5,995	1.96
Containers & Packaging
Altium Packaging, LLC		First Lien Debt	S +	2.50%	6.17%	06/11/2031	1,492	1,439	1,436	0.47
Berlin Packaging, LLC		First Lien Debt	S +	3.25%	6.92%	06/07/2031	1,493	1,496	1,435	0.47
BP Purchaser, LLC	(6) (8)	First Lien Debt	S +	7.50% (incl. 1.00% PIK)	11.44%	12/11/2028	1,951	1,935	1,529	0.50
								4,870	4,400	1.43
Diversified Consumer Services
Any Hour, LLC	(6) (9)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.45%	05/23/2030	2,354	2,328	2,112	0.69
Any Hour, LLC	(6) (9)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.45%	05/23/2030	67	66	60	0.02
Any Hour, LLC	(6) (9) (16)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.45%	05/23/2030	318	314	282	0.09
Any Hour, LLC	(6) (9)	Other Debt		13.00% PIK	13.00%	05/23/2031	749	739	667	0.22
DA Blocker Corp.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.45%	02/10/2032	2,116	2,098	2,074	0.68
DA Blocker Corp.	(6) (8) (11) (16)	First Lien Debt	S +	4.75%	8.45%	02/10/2032	—	(3)	(13)	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
DA Blocker Corp.	(6) (8) (11) (16)	First Lien Debt	S +	4.75%	8.45%	02/10/2032	9	7	4	0.00
Eclipse Buyer, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.18%	09/08/2031	943	935	936	0.31
Eclipse Buyer, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.18%	09/08/2031	—	(1)	(1)	—
Eclipse Buyer, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.18%	09/08/2031	—	(1)	(1)	—
Essential Services Holding Corporation	(6) (8)	First Lien Debt	S +	5.50% (incl. 2.75% PIK)	9.17%	06/17/2031	9,850	9,771	9,663	3.15
Essential Services Holding Corporation	(6) (8) (16)	First Lien Debt	S +	5.50% (incl. 2.75% PIK)	9.17%	06/17/2031	—	—	(2)	—
Essential Services Holding Corporation	(6) (8) (16)	First Lien Debt	S +	5.50% (incl. 2.75% PIK)	9.17%	06/17/2030	23	23	22	0.01
EVDR Purchaser, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.42%	02/14/2031	3,769	3,730	3,758	1.23
EVDR Purchaser, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.42%	02/14/2031	—	(4)	(2)	—
EVDR Purchaser, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.42%	02/14/2031	112	107	111	0.04
GarageCo Intermediate II, LLC	(6) (8)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	773	766	761	0.25
GarageCo Intermediate II, LLC	(6) (8) (16)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(5)	(17)	(0.01)
GarageCo Intermediate II, LLC	(6) (8) (16)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(3)	(5)	—
Kodiak Buyer, LLC	(6) (8)	First Lien Debt	S +	4.25%	7.95%	07/26/2032	1,534	1,520	1,531	0.50
Kodiak Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	4.25%	7.95%	07/26/2032	—	(2)	(1)	—
Kodiak Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	4.25%	7.95%	07/23/2032	—	(4)	(1)	—
LHS Borrower, LLC	(6) (8) (10)	First Lien Debt	S +	5.25%	8.92%	09/04/2031	3,821	3,768	3,754	1.22
LHS Borrower, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	8.92%	09/04/2031	76	72	71	0.02
Vertex Service Partners, LLC	(6) (8)	First Lien Debt	S +	6.00%	9.70%	11/08/2030	314	308	308	0.10
Vertex Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	9.70%	11/08/2030	805	789	770	0.25
Vertex Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	9.70%	11/08/2030	62	61	61	0.02
								27,379	26,902	8.77
Electrical Equipment
Accel International Holdings, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.17%	04/26/2032	2,514	2,502	2,514	0.82
Accel International Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.17%	04/26/2032	—	(2)	—	—
Kohler Energy Co, LLC		First Lien Debt	S +	3.00%	6.70%	05/01/2031	2,418	2,442	2,412	0.79
Spark Buyer, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.90%	10/15/2031	771	762	706	0.23
Spark Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	8.90%	10/15/2031	—	(2)	(27)	(0.01)
Spark Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	8.90%	10/15/2031	70	69	57	0.02
								5,771	5,662	1.85
Electronic Equipment, Instruments & Components
Chamberlain Group, Inc.		First Lien Debt	S +	2.75%	6.42%	09/08/2032	985	989	975	0.32
Magneto Components Buyco, LLC	(6) (8)	First Lien Debt	S +	6.00%	9.70%	12/05/2030	2,571	2,525	2,571	0.84
Magneto Components Buyco, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	9.70%	12/05/2029	—	(7)	—	—
NDT Global Holding, Inc.	(6) (9) (10) (11)	First Lien Debt	S +	4.50%	8.17%	06/04/2032	3,117	3,089	3,070	1.00
NDT Global Holding, Inc.	(6) (9) (11) (16)	First Lien Debt	S +	4.50%	8.17%	06/04/2032	611	601	590	0.19

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
NDT Global Holding, Inc.	(6) (9) (11) (16)	First Lien Debt	S +	4.50%	8.17%	06/04/2032	35	29	24	0.01
NSI Holdings, Inc.	(6) (8) (10)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	3,725	3,693	3,725	1.21
NSI Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	—	(3)	—	—
NSI Holdings, Inc.	(6) (8) (16)	First Lien Debt	P +	3.75%	10.50%	11/17/2031	—	(6)	—	—
Pamlico Avant Holdings, LP	(6) (8) (10)	First Lien Debt	S +	4.50%	8.20%	12/31/2032	4,845	4,797	4,772	1.56
Pamlico Avant Holdings, LP	(6) (8) (16)	First Lien Debt	S +	4.50%	8.20%	12/31/2032	—	(6)	(10)	—
								15,701	15,717	5.13
Entertainment
Pretzel Parent, Inc.		First Lien Debt	S +	4.50%	8.17%	10/01/2031	995	995	960	0.31
Varsity Brands, Inc.		First Lien Debt	S +	2.75%	6.45%	08/26/2031	993	996	987	0.32
								1,991	1,947	0.63
Financial Services
BCTO Bluebill Midco, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	4,889	4,844	4,791	1.56
BCTO Bluebill Midco, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	—	(6)	(12)	—
Cerity Partners, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	802	802	802	0.26
Cerity Partners, LLC	(6) (8) (16)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	—	(2)	—	—
Cerity Partners, LLC	(6) (8) (16)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	28	28	28	0.01
Cliffwater, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.42%	04/22/2032	5,425	5,377	5,344	1.74
Cliffwater, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.42%	04/22/2032	—	(5)	(8)	—
GC Waves Holdings, Inc.	(6) (8) (10)	First Lien Debt	S +	4.50%	8.17%	10/04/2030	1,920	1,920	1,915	0.62
GC Waves Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.17%	10/04/2030	1,622	1,607	1,609	0.52
MAI Capital Management Intermediate, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.45%	08/29/2031	1,536	1,524	1,506	0.49
MAI Capital Management Intermediate, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.45%	08/29/2031	1,401	1,389	1,369	0.45
MAI Capital Management Intermediate, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.45%	08/29/2031	150	147	142	0.05
PMA Parent Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.45%	01/31/2031	3,028	2,994	2,991	0.98
PMA Parent Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.45%	01/31/2031	—	(3)	(3)	—
Synechron, Inc.		First Lien Debt	S +	3.75%	7.45%	10/03/2031	1,990	1,957	1,818	0.59
Trintech, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.42%	01/28/2033	3,763	3,726	3,726	1.22
Trintech, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.42%	01/28/2033	—	(3)	(3)	—
Trintech, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.42%	01/28/2033	—	(5)	(5)	—
								26,291	26,010	8.48
Food Products
Golden State Food, LLC		First Lien Debt	S +	3.50%	7.20%	12/04/2031	997	1,005	997	0.33

Ground Transportation
eShipping, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	2,848	2,834	2,819	0.92
eShipping, LLC	(6) (8) (16)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	—	(3)	(11)	—
eShipping, LLC	(6) (8) (16)	First Lien Debt	P +	3.50%	10.25%	12/23/2032	34	31	28	0.01
SV Newco 2, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.45%	06/02/2031	5,540	5,516	5,531	1.80
SV Newco 2, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.45%	06/02/2031	1,936	1,910	1,925	0.63
SV Newco 2, Inc.	(6) (8) (11) (16)	First Lien Debt	S +	4.75%	8.45%	06/02/2031	60	54	59	0.02
								10,342	10,351	3.38

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Health Care Equipment & Supplies
Journey Personal Care Corp.	(8)	First Lien Debt	S +	3.75%	7.42%	03/01/2028	1,977	1,955	1,896	0.62
Medline Borrower, LP	(9)	First Lien Debt	S +	1.75%	5.42%	10/23/2030	980	984	981	0.32
PerkinElmer U.S., LLC	(6) (7)	First Lien Debt	S +	4.75%	8.43%	03/13/2029	621	618	616	0.20
PerkinElmer U.S., LLC	(6) (7) (16)	First Lien Debt	S +	4.75%	8.43%	03/13/2029	—	(3)	(8)	—
Tidi Legacy Products, Inc.	(6) (7) (10)	First Lien Debt	S +	4.50%	8.17%	12/19/2029	4,308	4,290	4,308	1.40
Tidi Legacy Products, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.17%	12/19/2029	360	355	360	0.12
Tidi Legacy Products, Inc.	(6) (7) (16)	First Lien Debt	S +	4.50%	8.17%	12/19/2029	—	(3)	—	—
YI, LLC	(6) (7) (10)	First Lien Debt	S +	5.75%	9.43%	12/03/2029	1,673	1,650	1,671	0.54
YI, LLC	(6) (7) (16)	First Lien Debt	S +	5.75%	9.43%	12/03/2029	—	(3)	—	—
								9,843	9,824	3.20
Health Care Providers & Services
Blue River PetCare, LLC	(6) (10)	First Lien Debt	S +	5.00%	8.67%	08/01/2029	271	271	271	0.09
Blue River PetCare, LLC	(6) (16)	First Lien Debt	S +	5.00%	8.67%	08/01/2029	—	(2)	(2)	—
Blue River PetCare, LLC	(6) (16)	First Lien Debt	S +	5.00%	8.67%	08/01/2029	13	12	12	0.00
DCA Investment Holdings, LLC	(6) (8) (13)	First Lien Debt	S +	6.50%	12.08%	04/03/2028	2,023	2,001	1,631	0.53
Gateway US Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.45%	09/22/2028	1,397	1,382	1,390	0.45
Gateway US Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.45%	09/22/2028	421	418	419	0.14
Gateway US Holdings, Inc.	(6) (8) (11) (16)	First Lien Debt	S +	4.75%	8.45%	09/22/2028	—	(1)	—	—
Heartland Dental, LLC		First Lien Debt	S +	3.75%	7.42%	08/25/2032	1,492	1,501	1,488	0.49
iCIMS, Inc.	(6) (8)	First Lien Debt	S +	5.75%	9.42%	08/18/2028	949	945	924	0.30
iCIMS, Inc.	(6) (8) (16)	First Lien Debt	S +	5.75%	9.42%	08/18/2028	12	11	10	0.00
Imagine 360, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.45%	10/02/2028	3,201	3,180	3,201	1.04
Imagine 360, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.45%	10/02/2028	—	(1)	—	—
Imagine 360, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.45%	10/02/2028	—	(2)	—	—
Invictus Buyer, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.20%	06/03/2031	1,596	1,583	1,592	0.52
Invictus Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	4.50%	8.20%	06/03/2031	—	(2)	(2)	—
Invictus Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	4.50%	8.20%	06/03/2031	—	(2)	(1)	—
Merative, LP	(6) (8) (10)	First Lien Debt	S +	4.50%	8.20%	09/30/2032	8,215	8,176	8,174	2.67
Merative, LP	(6) (8) (16)	First Lien Debt	S +	4.50%	8.20%	09/30/2032	—	(2)	(5)	—
Merative, LP	(6) (8) (16)	First Lien Debt	S +	4.50%	8.20%	09/30/2032	—	(4)	(4)	—
mPulse Mobile, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.45%	02/25/2033	4,834	4,789	4,701	1.53
mPulse Mobile, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.45%	02/25/2033	—	(2)	(13)	—
mPulse Mobile, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.45%	02/25/2033	—	(6)	(19)	(0.01)
PPV Intermediate Holdings, LLC	(6) (8)	First Lien Debt	S +	5.75%	9.42%	08/31/2029	660	657	648	0.21
Stepping Stones Healthcare Services, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.45%	01/05/2033	1,345	1,339	1,339	0.44
Stepping Stones Healthcare Services, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.45%	01/05/2033	—	(4)	—	—
Stepping Stones Healthcare Services, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.45%	01/05/2033	—	(2)	(2)	—
TA Polaris Buyer, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.18%	12/12/2032	6,973	6,939	6,871	2.24
TA Polaris Buyer, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.18%	12/12/2032	901	891	858	0.28
TA Polaris Buyer, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.18%	12/12/2032	—	(4)	(13)	—
U.S. Anesthesia Partners, Inc.	(9)	First Lien Debt	S +	4.00%	7.78%	10/01/2028	1,492	1,497	1,491	0.49
								35,558	34,959	11.40

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Health Care Technology
Athenahealth, Inc.	(9)	First Lien Debt	S +	2.75%	6.42%	02/15/2029	982	982	963	0.31
Cotiviti Corporation		First Lien Debt	S +	2.75%	6.42%	05/01/2031	980	984	901	0.29
Hyland Software, Inc.	(6) (8)	First Lien Debt	S +	5.00%	8.70%	09/19/2030	2,796	2,769	2,793	0.91
Hyland Software, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	8.70%	09/19/2029	—	(1)	—	—
Imprivata, Inc.	(9)	First Lien Debt	S +	3.00%	6.70%	12/01/2027	491	494	486	0.16
								5,228	5,143	1.68
Household Durables
PHRG Intermediate, LLC		First Lien Debt	S +	4.00%	7.70%	02/20/2032	995	963	985	0.32

Household Products
Kronos Acquisition Holdings, Inc.		First Lien Debt	S +	4.00%	7.70%	07/08/2031	982	979	595	0.19

Industrial Conglomerates
Aptean, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	4,242	4,222	4,242	1.38
Aptean, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	—	(3)	—	—
Aptean, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	57	56	57	0.02
Goose Borrower, LP	(6) (8) (10)	First Lien Debt	S +	4.75%	8.42%	03/02/2033	6,184	6,122	6,123	2.00
Goose Borrower, LP	(6) (8) (16)	First Lien Debt	S +	4.75%	8.42%	03/02/2033	—	(11)	(11)	—
Raptor Merger Sub Debt, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.20%	04/01/2030	3,374	3,374	3,374	1.10
Raptor Merger Sub Debt, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.20%	04/01/2030	1,045	1,045	1,045	0.34
Raptor Merger Sub Debt, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	9.20%	04/01/2030	129	129	129	0.04
								14,934	14,959	4.88
Insurance Services
Alliant Holdings Intermediate, LLC		First Lien Debt	S +	2.50%	6.17%	09/19/2031	983	987	974	0.32
Amerilife Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.67%	08/31/2029	4,282	4,274	4,239	1.38
Amerilife Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	8.67%	08/31/2029	—	(1)	(6)	—
Amerilife Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	8.67%	08/31/2028	54	53	51	0.02
Fetch, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.45%	03/31/2033	1,700	1,683	1,683	0.55
Fetch, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.45%	03/31/2033	—	(2)	(2)	—
Fetch, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.45%	03/31/2033	—	(3)	(3)	—
Foundation Risk Partners Corp.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.45%	10/29/2030	1,397	1,390	1,397	0.46
Foundation Risk Partners Corp.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.45%	10/29/2029	38	36	38	0.01
Galway Borrower, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.20%	09/29/2028	364	360	358	0.12
Galway Borrower, LLC	(6) (8) (16)	First Lien Debt	S +	4.50%	8.20%	09/29/2028	603	596	591	0.19
Higginbotham Insurance Agency, Inc.	(6) (7) (10)	First Lien Debt	S +	4.50%	8.17%	06/11/2031	5,399	5,388	5,399	1.76
Higginbotham Insurance Agency, Inc.	(6) (7) (16)	First Lien Debt	S +	4.50%	8.17%	06/11/2031	—	(2)	—	—
High Street Buyer, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.20%	04/14/2028	898	887	895	0.29
HUB International Limited	(8)	First Lien Debt	S +	2.25%	5.92%	06/20/2030	419	422	418	0.14
Inszone Mid, LLC	(6) (7)	First Lien Debt	S +	5.25%	8.95%	11/30/2029	918	906	911	0.30
Inszone Mid, LLC	(6) (7) (16)	First Lien Debt	S +	5.25%	8.95%	11/30/2029	1,135	1,106	1,103	0.36
Inszone Mid, LLC	(6) (7) (16)	First Lien Debt	S +	5.25%	8.95%	11/30/2029	—	(3)	(2)	—
Integrity Marketing Acquisition, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	4,878	4,878	4,878	1.59

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Integrity Marketing Acquisition, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	—	—	—	—
Iris Specialty Acquisiton, LLC	(6) (9) (10)	First Lien Debt	S +	4.50%	8.20%	11/22/2032	7,062	7,028	7,009	2.29
Iris Specialty Acquisiton, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.20%	11/22/2032	—	(3)	(9)	—
Iris Specialty Acquisiton, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.20%	11/22/2032	238	233	230	0.08
Majesco, Inc.	(6) (9) (10)	First Lien Debt	S +	4.50%	8.20%	01/07/2033	4,983	4,971	4,971	1.62
Majesco, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.20%	01/07/2033	—	(1)	(1)	—
One, Inc. Software Corporation	(6) (8) (10)	First Lien Debt	S +	4.50%	8.20%	12/06/2032	5,105	5,056	5,029	1.64
One, Inc. Software Corporation	(6) (8) (16)	First Lien Debt	S +	4.50%	8.20%	12/06/2032	—	(5)	(15)	—
One, Inc. Software Corporation	(6) (8) (16)	First Lien Debt	S +	4.50%	8.20%	12/06/2032	—	(4)	(6)	—
Patriot Growth Insurance Services, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.85%	10/16/2028	6,718	6,711	6,717	2.19
USI, Inc.		First Lien Debt	S +	2.25%	5.95%	09/29/2030	980	984	976	0.32
World Insurance Associates, LLC	(6) (7)	First Lien Debt	S +	5.00%	8.70%	04/03/2030	6,400	6,378	6,381	2.08
								54,303	54,204	17.68
Interactive Media & Services
Aragorn Parent Corporation		First Lien Debt	S +	3.50%	7.17%	12/15/2028	987	994	986	0.32
FMG Suite Holdings, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.42%	09/09/2032	3,482	3,449	3,430	1.12
FMG Suite Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.42%	09/09/2032	—	(4)	(14)	—
FMG Suite Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.42%	09/09/2032	—	(5)	(9)	—
								4,434	4,393	1.43
IT Services
Apollo Acquisition, Inc.	(6) (8) (10)	First Lien Debt	S +	5.00%	8.67%	12/30/2031	5,366	5,319	5,292	1.73
Apollo Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	8.67%	12/30/2031	12	5	(12)	—
Apollo Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	8.67%	12/30/2030	—	(6)	(11)	—
Asurion, LLC		First Lien Debt	S +	4.25%	7.92%	09/19/2030	1,977	1,972	1,955	0.64
Bridgepointe Technologies, LLC	(6) (7) (16)	First Lien Debt	S +	5.00%	8.70%	12/31/2027	3,001	2,971	3,001	0.98
Catalis Intermediate, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.35%	08/04/2027	2,046	2,046	2,020	0.66
Catalis Intermediate, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.35%	08/04/2027	673	673	665	0.22
Catalis Intermediate, Inc.	(6) (8) (16)	First Lien Debt	S +	5.50%	9.35%	08/04/2027	30	30	27	0.01
Cyber US Bidco, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	8.70%	12/30/2032	4,054	4,015	3,983	1.30
Cyber US Bidco, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	8.70%	12/30/2032	—	(4)	(14)	—
Cyber US Bidco, LLC	(6) (8) (11) (16)	First Lien Debt	S +	5.00%	8.70%	12/30/2032	—	(4)	(6)	—
GI DI Cornfield Acquisition, LLC	(6) (10)	First Lien Debt	S +	4.50%	8.27%	03/09/2029	3,880	3,846	3,868	1.26
GI DI Cornfield Acquisition, LLC	(6) (10)	First Lien Debt	S +	4.50%	8.27%	03/09/2029	2,000	1,992	1,994	0.65
NAB Holdings, LLC	(9)	First Lien Debt	S +	2.50%	6.20%	11/23/2028	1,990	1,940	1,815	0.59
Redwood Services Group, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	8.70%	06/15/2029	—	(5)	(5)	—
Ridge Trail US Bidco, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.20%	09/30/2031	4,864	4,822	4,864	1.59
Ridge Trail US Bidco, Inc.	(6) (8) (11) (16)	First Lien Debt	S +	4.50%	8.20%	09/30/2031	40	33	40	0.01
Ridge Trail US Bidco, Inc.	(6) (8) (11) (16)	First Lien Debt	S +	4.50%	8.20%	03/31/2031	106	102	106	0.03
Sedgwick Claims Management Services, Inc.		First Lien Debt	S +	2.50%	6.17%	07/31/2031	983	987	963	0.31
Thrive Buyer, Inc. (Thrive Networks)	(6) (8)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.70%	02/02/2032	4,412	4,374	4,379	1.43

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Thrive Buyer, Inc. (Thrive Networks)	(6) (8) (16)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.70%	02/02/2032	1,013	1,001	1,001	0.33
Thrive Buyer, Inc. (Thrive Networks)	(6) (8) (16)	First Lien Debt	S +	4.50%	8.70%	02/02/2032	183	178	179	0.06
								36,287	36,104	11.77
Leisure Products
Recess Holdings, Inc.	(7)	First Lien Debt	S +	3.75%	7.42%	02/20/2030	983	991	984	0.32

Life Sciences Tools & Services
Model N, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.45%	06/27/2031	6,745	6,691	6,684	2.18
Model N, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.45%	06/27/2031	—	—	(1)	—
Model N, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.45%	06/27/2031	—	(1)	—	—
								6,690	6,683	2.18
Machinery
AI Aqua Merger Sub, Inc.	(9)	First Lien Debt	S +	2.75%	6.29%	07/31/2028	494	495	492	0.16
Chase Intermediate, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.42%	10/30/2028	701	694	686	0.22
Chase Intermediate, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.42%	10/30/2028	13	13	13	0.00
Cleanova US Holdings, LLC		First Lien Debt	S +	4.75%	8.43%	06/14/2032	995	1,000	992	0.32
CPM Holdings, Inc.	(9)	First Lien Debt	S +	4.50%	8.17%	09/28/2028	1,982	1,983	1,982	0.65
Icebox Holdco III, Inc.	(9)	First Lien Debt	S +	3.25%	6.95%	12/22/2031	492	497	492	0.16
TK Elevator US Newco, Inc.	(9)	First Lien Debt	S +	2.75%	6.38%	04/30/2030	983	989	984	0.32
								5,671	5,641	1.84
Multi-Utilities
Vessco Midco Holdings, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.23%	07/24/2031	1,268	1,262	1,256	0.41
Vessco Midco Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	4.50%	8.23%	07/24/2031	—	(3)	(12)	—
								1,259	1,244	0.41
Pharmaceuticals
Real Chemistry Intermediate III, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.20%	04/12/2032	2,115	2,106	2,083	0.68
Real Chemistry Intermediate III, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.20%	04/12/2032	630	626	616	0.20
Real Chemistry Intermediate III, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.20%	04/12/2032	—	(2)	(7)	—
Specialty Pharma III, Inc.	(6) (9) (10)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	3,706	3,688	3,669	1.20
Specialty Pharma III, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	60	57	55	0.02
								6,475	6,416	2.09
Professional Services
Accordion Partners, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	8.68%	11/17/2031	6,913	6,861	6,885	2.25
Accordion Partners, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	8.68%	11/17/2031	1,166	1,156	1,159	0.38
Accordion Partners, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	8.68%	11/17/2031	—	(6)	(3)	—
Ascend Partner Services, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	1,935	1,919	1,906	0.62
Ascend Partner Services, LLC	(6) (8) (16)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	3,853	3,818	3,788	1.24
Ascend Partner Services, LLC	(6) (8) (16)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	269	264	259	0.08
Bullhorn, Inc.	(6) (7)	First Lien Debt	S +	5.00%	8.67%	10/01/2029	1,047	1,040	1,042	0.34
Bullhorn, Inc.	(6) (7) (16)	First Lien Debt	S +	5.00%	8.67%	10/01/2029	424	422	423	0.14
Bullhorn, Inc.	(6) (7) (16)	First Lien Debt	S +	5.00%	8.67%	10/01/2029	10	10	10	0.00
Carr, Riggs and Ingram Capital, LLC	(6) (9)	First Lien Debt	S +	4.25%	7.94%	11/18/2031	3,416	3,386	3,390	1.11

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Carr, Riggs and Ingram Capital, LLC	(6) (9) (16)	First Lien Debt	S +	4.25%	7.94%	11/18/2031	566	558	553	0.18
Carr, Riggs and Ingram Capital, LLC	(6) (9) (16)	First Lien Debt	S +	4.25%	7.94%	11/18/2031	530	523	524	0.17
Deerfield Dakota Holding, LLC	(6) (8)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.45%	09/13/2032	12,960	12,841	12,820	4.18
Deerfield Dakota Holding, LLC	(6) (8) (16)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.45%	09/13/2032	240	229	227	0.07
GPS Merger Sub, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	8.92%	10/02/2029	1,834	1,813	1,819	0.59
GPS Merger Sub, LLC	(6) (7) (16)	First Lien Debt	S +	5.25%	8.92%	10/02/2029	84	81	81	0.03
GPS Merger Sub, LLC	(6) (7) (16)	First Lien Debt	S +	5.25%	8.92%	10/02/2029	—	(4)	(3)	—
IG Investment Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	8.67%	09/22/2028	4,438	4,408	4,427	1.44
IG Investment Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	8.67%	09/22/2028	—	(3)	(1)	—
KENG Acquisition, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.17%	08/01/2029	283	278	279	0.09
KENG Acquisition, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.17%	08/01/2029	216	213	213	0.07
KENG Acquisition, Inc.	(6) (7) (16)	First Lien Debt	S +	4.50%	8.17%	08/01/2029	—	(1)	(2)	—
UHY Advisors, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	2,186	2,167	2,180	0.71
UHY Advisors, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	342	332	337	0.11
UHY Advisors, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	299	294	297	0.10
Verdantas, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.45%	05/06/2031	5,070	5,039	5,025	1.64
Verdantas, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.45%	05/06/2031	114	112	113	0.04
Verdantas, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.45%	05/06/2030	70	67	68	0.02
WIPFLI Advisory, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.16%	10/01/2032	2,769	2,756	2,741	0.89
WIPFLI Advisory, LLC	(6) (8) (16)	First Lien Debt	S +	4.50%	8.16%	10/01/2032	—	(2)	(10)	—
WIPFLI Advisory, LLC	(6) (8) (16)	First Lien Debt	S +	4.50%	8.16%	10/01/2032	—	(3)	(7)	—
								50,568	50,540	16.48
Real Estate Management & Development
Associations, Inc.	(6) (7)	First Lien Debt	S +	6.50%	10.43%	07/03/2028	861	860	861	0.28
Associations, Inc.	(6) (7) (16)	First Lien Debt	S +	6.50%	10.43%	07/03/2028	32	32	32	0.01
Associations, Inc.	(6) (7) (16)	First Lien Debt	S +	6.50%	10.43%	07/03/2028	—	—	—	—
Inhabitiq, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.17%	01/12/2032	4,103	4,085	4,103	1.34
Inhabitiq, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.17%	01/12/2032	—	(2)	—	—
Inhabitiq, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.17%	01/12/2032	—	(3)	—	—
Metropolis Technologies, Inc.		First Lien Debt	S +	5.25%	8.98%	11/03/2032	998	993	984	0.32
MRI Software, LLC	(6) (7)	First Lien Debt	S +	4.75%	8.45%	02/10/2028	7,509	7,519	7,475	2.44
MRI Software, LLC	(6) (7)	First Lien Debt	S +	4.75%	8.45%	02/10/2028	719	714	711	0.23
MRI Software, LLC	(6) (7) (16)	First Lien Debt	S +	4.75%	8.45%	02/10/2028	103	102	101	0.03
								14,300	14,267	4.65
Software
Apryse Software Corp.	(6) (9) (10)	First Lien Debt	S +	4.75%	8.46%	06/28/2032	6,003	5,948	5,892	1.92
Apryse Software Corp.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.46%	06/28/2032	—	(4)	(9)	—
Archduke Buyer, Inc.	(6) (9) (10)	First Lien Debt	S +	5.50%	9.17%	12/03/2032	3,776	3,740	3,711	1.21
Archduke Buyer, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.17%	12/03/2032	—	(3)	(5)	—
Artifact Bidco, Inc.	(6) (9)	First Lien Debt	S +	4.15%	7.85%	07/28/2031	2,113	2,096	2,113	0.69
Artifact Bidco, Inc.	(6) (9) (16)	First Lien Debt	S +	4.15%	7.85%	07/28/2031	—	(2)	—	—
Artifact Bidco, Inc.	(6) (9) (16)	First Lien Debt	S +	4.15%	7.85%	07/26/2030	—	(3)	—	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
AuditBoard, Inc.	(6) (8) (10)	First Lien Debt	S +	4.50%	8.20%	07/14/2031	7,029	6,975	6,862	2.24
AuditBoard, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.20%	07/14/2031	1,714	1,700	1,690	0.55
AuditBoard, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.20%	07/14/2031	—	(5)	(10)	—
Banyan Software Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	9.17%	01/02/2031	2,410	2,390	2,392	0.78
Banyan Software Holdings, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.17%	01/02/2031	2,965	2,911	2,896	0.94
Banyan Software Holdings, LLC	(6) (7) (16)	First Lien Debt	S +	5.50%	9.17%	01/02/2031	35	33	33	0.01
Clover Holdings 2, LLC		First Lien Debt	S +	4.00%	7.68%	12/09/2031	1,995	2,003	1,908	0.62
Coupa Holdings, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.92%	02/27/2030	2,899	2,887	2,899	0.95
Coupa Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	8.92%	02/27/2030	—	—	—	—
Coupa Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	8.92%	02/27/2029	—	(1)	—	—
Diligent Corporation	(6) (8)	First Lien Debt	S +	5.00%	8.67%	08/02/2030	8,679	8,655	8,538	2.78
Diligent Corporation	(6) (8) (16)	First Lien Debt	S +	5.00%	8.67%	08/02/2030	—	(3)	(23)	(0.01)
Diligent Corporation	(6) (8) (16)	First Lien Debt	S +	5.00%	8.67%	08/02/2030	204	202	189	0.06
Drake Software, LLC		First Lien Debt	S +	4.25%	7.95%	06/26/2031	995	976	931	0.30
E-Discovery AcquireCo, LLC	(6) (7) (10)	First Lien Debt	S +	6.25%	9.86%	08/29/2029	1,455	1,441	1,425	0.46
E-Discovery AcquireCo, LLC	(6) (7) (16)	First Lien Debt	S +	6.25%	9.86%	08/29/2029	51	50	49	0.02
Emburse, Inc.	(6) (8)	First Lien Debt	S +	4.25%	7.95%	05/28/2032	3,684	3,676	3,657	1.19
Emburse, Inc.	(6) (8) (16)	First Lien Debt	S +	4.25%	7.95%	05/28/2032	—	(1)	(5)	—
Emburse, Inc.	(6) (8) (16)	First Lien Debt	S +	4.25%	7.95%	05/28/2032	—	(1)	(5)	—
Epicor Software Corporation		First Lien Debt	S +	2.50%	6.17%	05/30/2031	492	494	483	0.16
Espresso Bidco, Inc.	(6) (8)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.45%	03/25/2032	4,425	4,369	4,337	1.41
Espresso Bidco, Inc.	(6) (8) (16)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.45%	03/25/2032	1,095	1,079	1,071	0.35
Espresso Bidco, Inc.	(6) (8) (16)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.45%	03/25/2032	—	(7)	(11)	—
Everbridge Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	8.66%	07/02/2031	7,752	7,721	7,752	2.53
Everbridge Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	8.66%	07/02/2031	41	41	41	0.01
Everbridge Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	8.66%	07/02/2031	—	—	—	—
Formstack Acquisition, Co.	(6) (7)	First Lien Debt	S +	5.25%	8.95%	03/28/2030	1,850	1,830	1,818	0.59
Formstack Acquisition, Co.	(6) (7)	First Lien Debt	S +	5.25%	8.95%	03/28/2030	181	179	178	0.06
Formstack Acquisition, Co.	(6) (7) (16)	First Lien Debt	S +	5.25%	8.95%	03/28/2030	79	75	72	0.02
Fullsteam Operations, LLC	(6) (8) (10)	First Lien Debt	S +	5.25%	8.89%	08/08/2031	4,846	4,802	4,726	1.54
Fullsteam Operations, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	8.89%	08/08/2031	—	(7)	(40)	(0.01)
Fullsteam Operations, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	8.89%	08/08/2031	—	(5)	(13)	—
Granicus, Inc.	(6) (8)	First Lien Debt	S +	5.50% (incl. 2.00% PIK)	9.17%	01/17/2031	1,595	1,583	1,595	0.52
Granicus, Inc.	(6) (8) (16)	First Lien Debt	S +	5.50% (incl. 2.00% PIK)	9.17%	01/17/2031	2,881	2,858	2,881	0.94
Granicus, Inc.	(6) (8) (16)	First Lien Debt	P +	4.25%	11.00%	01/17/2031	—	(1)	—	—
GS AcquisitionCo, Inc.	(6) (7)	First Lien Debt	S +	5.25%	8.95%	05/25/2028	1,553	1,549	1,538	0.50
GS AcquisitionCo, Inc.	(6) (8)	First Lien Debt	S +	5.25%	8.95%	05/25/2028	58	58	58	0.02
GS AcquisitionCo, Inc.	(6) (7) (16)	First Lien Debt	S +	5.25%	8.95%	05/25/2028	102	101	100	0.03
Hootsuite, Inc.	(6) (8) (11)	First Lien Debt	S +	5.50%	9.18%	05/22/2030	2,653	2,623	2,593	0.85

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Hootsuite, Inc.	(6) (8) (11) (16)	First Lien Debt	S +	5.50%	9.18%	05/22/2030	36	33	29	0.01
Icefall Parent, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.20%	01/25/2030	1,769	1,744	1,769	0.58
Icefall Parent, Inc.	(6) (7) (16)	First Lien Debt	S +	4.50%	8.20%	01/25/2030	—	(2)	—	—
Jawbreaker Parent, Inc.	(6) (9) (10)	First Lien Debt	S +	4.75%	8.45%	01/31/2033	5,366	5,313	5,313	1.73
Jawbreaker Parent, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.45%	01/31/2033	—	(30)	(30)	(0.01)
Jawbreaker Parent, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.45%	01/31/2033	—	(10)	(10)	—
LogRhythm, Inc.	(6) (7)	First Lien Debt	S +	7.50%	11.17%	07/02/2029	1,364	1,334	1,282	0.42
LogRhythm, Inc.	(6) (7) (16)	First Lien Debt	S +	7.50%	11.17%	07/02/2029	—	(3)	(8)	—
Nasuni Corporation	(6) (8)	First Lien Debt	S +	5.00%	8.70%	09/10/2030	4,138	4,089	4,072	1.33
Nasuni Corporation	(6) (8) (16)	First Lien Debt	S +	5.00%	8.70%	09/10/2030	—	(10)	(14)	—
OceanKey (U.S.) II Corp.	(9) (12)	First Lien Debt	S +	3.50%	7.27%	12/15/2028	1,977	1,976	1,853	0.60
Onit, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.38%	01/27/2032	7,463	7,414	7,463	2.43
Onit, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.38%	01/27/2032	—	(6)	—	—
Onit, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.38%	01/27/2032	—	(4)	—	—
Optimizely North America, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	8.67%	10/30/2031	3,022	2,996	2,931	0.96
Optimizely North America, Inc.	(6) (8) (11)	First Lien Debt	E +	5.25%	7.16%	10/30/2031	€1,112	1,198	1,243	0.41
Optimizely North America, Inc.	(6) (8) (11)	First Lien Debt	SA +	5.50%	9.23%	10/30/2031	£371	478	474	0.15
Optimizely North America, Inc.	(6) (8) (11) (16)	First Lien Debt	S +	5.00%	8.67%	10/30/2031	—	(4)	(13)	—
Project Alpha Intermediate Holding, Inc.	(9)	First Lien Debt	S +	3.25%	6.95%	10/26/2030	1,492	1,494	1,124	0.37
Runway Bidco, LLC	(6) (9)	First Lien Debt	S +	5.00%	8.70%	12/17/2031	5,409	5,363	5,274	1.72
Runway Bidco, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	8.70%	12/17/2031	—	(6)	(34)	(0.01)
Runway Bidco, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	8.70%	12/17/2031	—	(5)	(17)	(0.01)
Saturn Borrower, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	9.70%	11/10/2028	5,186	5,129	5,075	1.66
Saturn Borrower, Inc.	(6) (7) (16)	First Lien Debt	S +	6.00%	9.70%	11/10/2028	—	(10)	(41)	(0.01)
Saturn Borrower, Inc.	(6) (7) (16)	First Lien Debt	S +	6.00%	9.70%	11/10/2028	223	214	205	0.07
UKG, Inc.		First Lien Debt	S +	2.50%	6.17%	02/10/2031	493	494	470	0.15
Vanco Payment Solutions, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.45%	12/01/2031	3,715	3,680	3,641	1.19
Vanco Payment Solutions, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.45%	12/01/2031	—	(2)	(3)	—
Vision Solutions, Inc.	(8)	First Lien Debt	S +	4.00%	7.93%	04/24/2028	985	982	753	0.25
								118,841	117,108	38.19
Specialty Retail
Les Schwab Tire Centers		First Lien Debt	S +	2.50%	6.17%	04/23/2031	493	494	491	0.16

Textiles, Apparel & Luxury Goods
Gloves Buyer, Inc.	(9)	First Lien Debt	S +	4.00%	7.67%	05/21/2032	1,995	1,986	1,986	0.65

Transportation Infrastructure
Jeppesen Holdings, LLC	(6) (9)	First Lien Debt	S +	4.75%	8.42%	11/01/2032	7,838	7,801	7,760	2.53
Jeppesen Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.42%	11/01/2032	—	(2)	(4)	—
KKR Apple Bidco, LLC		First Lien Debt	S +	2.50%	6.17%	09/23/2031	490	490	490	0.16
								8,289	8,246	2.69

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Wireless Telecommunication Services
CCI Buyer, Inc.	(6) (8)	First Lien Debt	S +	5.00%	8.70%	05/13/2032	4,936	4,891	4,859	1.58
CCI Buyer, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	8.70%	05/13/2032	—	(2)	(4)	—
Mobile Communications America, Inc.	(6) (7)	First Lien Debt	S +	4.75%	8.40%	10/16/2029	1,001	991	1,001	0.33
Mobile Communications America, Inc.	(6) (7) (16)	First Lien Debt	S +	4.75%	8.40%	10/16/2029	374	365	374	0.12
Mobile Communications America, Inc.	(6) (7) (16)	First Lien Debt	S +	4.75%	8.40%	10/16/2029	—	(1)	—	—
								6,244	6,230	2.03
Total Debt Investments - non-controlled/non-affiliated								$600,512	$595,268	194.12

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(6) (14) (15)	Common Equity		01/17/2025	145,000	$138	$199	0.06

Diversified Consumer Services
Eclipse Topco, Inc.	(6) (14)	Preferred Equity	12.50% PIK	09/05/2024	15	179	151	0.05
Leaf Home, LLC	(6) (14)	Preferred Equity	14.00% PIK	09/05/2025	250,000	253	323	0.11
						432	474	0.15
Electrical Equipment
Sparkstone Electrical Group	(6) (14) (15)	Common Equity		10/15/2024	1,500	150	62	0.02

Interactive Media & Services
FMG Suite Holdings, LLC	(6) (14) (15)	Common Equity		09/09/2025	250	—	—	—
FMG Suite Holdings, LLC	(6) (14)	Preferred Equity	8.00% PIK	09/09/2025	250	261	256	0.08
						261	256	0.08
Professional Services
Verdantas, LLC	(6) (14) (15)	Common Equity		05/03/2024	796	1	1	0.00
Verdantas, LLC	(6) (14)	Preferred Equity	10.00% PIK	05/03/2024	78,804	95	117	0.04
						96	118	0.04
Software
Reveal Data Solutions	(6) (14) (15)	Common Equity		08/29/2023	12,307	16	12	0.00
Total Equity Investments - non-controlled/non-affiliated						$1,093	$1,121	0.37%
Total Portfolio Investments						$601,605	$596,389	194.49%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2026, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2026, the Company is not an “affiliated person” of any of its portfolio companies.
(2)
Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the SMBC Facility (as defined below). See Note 6 “Debt”.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2026. As of March 31, 2026, the reference rates for our variable rate loans were the C at 2.27%, 1-month E at 1.89%, 1-month S at 3.66%, 3-month S at 3.68%, 6-month S at 3.70%, SA at 3.73% and the P at 6.75%.

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound ("£"), or Canadian dollar ("CAD").
(5)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company's Board of Directors (the "Board of Directors" or the "Board") (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(7)
Loan includes interest rate floor of 1.00%.
(8)
Loan includes interest rate floor of 0.75%.
(9)
Loan includes interest rate floor of 0.50%.
(10)
Assets or a portion thereof are pledged as collateral for the Barclays Funding Facility. See Note 6 "Debt".
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, non-qualifying assets represented 4.62% of total assets as calculated in accordance with regulatory requirements.
(12)
Position or portion thereof unsettled as of March 31, 2026.
(13)
Investment was on non-accrual status as of March 31, 2026.
(14)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of March 31, 2026, the aggregate fair value of these securities is $1,021 or 0.37% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(15)
Non-income producing security.
(16)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2026:

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
AA&D Midco, Inc.	Revolver	11/29/2030	$710	$(7)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	1,284	—
AWP Group Holdings, Inc.	Revolver	12/23/2030	78	—
Accel International Holdings, Inc.	Revolver	04/26/2032	432	—
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	607	(2)
Accordion Partners, LLC	Revolver	11/17/2031	783	(3)
Amerilife Holdings, LLC	Delayed Draw Term Loan	02/28/2027	651	(7)
Amerilife Holdings, LLC	Revolver	08/31/2028	271	(3)
Any Hour, LLC	Revolver	05/23/2030	31	(3)
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	1,730	(24)
Apollo Acquisition, Inc.	Revolver	12/30/2030	769	(11)
Apryse Software Corp.	Revolver	06/28/2032	497	(9)
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	709	—
Aptean, Inc.	Revolver	01/30/2031	193	—
Archduke Buyer, Inc.	Revolver	12/03/2032	274	(5)
Arcoro Holdings Corp.	Revolver	03/28/2030	261	(6)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	517	—
Artifact Bidco, Inc.	Revolver	07/26/2030	369	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2027	498	(7)
Ascend Partner Services, LLC	Revolver	08/11/2031	404	(6)
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	35	—
Associations, Inc.	Revolver	07/03/2028	54	—
Astra Service Partners, LLC	Delayed Draw Term Loan	11/26/2027	1,184	—
AuditBoard, Inc.	Revolver	07/14/2031	686	(10)
BCTO Bluebill Midco, Inc.	Revolver	07/30/2032	611	(12)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/08/2027	6,271	(47)
Banyan Software Holdings, LLC	Revolver	01/02/2031	226	(2)
Blue River PetCare, LLC	Delayed Draw Term Loan	02/11/2028	701	(2)
Blue River PetCare, LLC	Revolver	08/01/2029	115	(1)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	07/03/2026	1,999	—
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	28	—
Bullhorn, Inc.	Revolver	10/01/2029	65	—
CCI Buyer, Inc.	Revolver	05/13/2032	290	(4)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	3,200	(24)
COP Collisionright Parent, LLC	Revolver	01/29/2030	216	(2)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	706	(3)
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	471	(2)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	1,179	(9)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	270	(2)
Catalis Intermediate, Inc.	Revolver	08/04/2027	215	(3)
Cerity Partners, LLC	Delayed Draw Term Loan	12/20/2027	788	—
Cerity Partners, LLC	Revolver	07/28/2031	43	—
Chase Intermediate, LLC	Delayed Draw Term Loan	04/10/2027	149	(3)
Chase Intermediate, LLC	Revolver	10/30/2028	22	—
Cliffwater, LLC	Revolver	04/22/2032	520	(8)

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	993	(13)
Consor Intermediate II, LLC	Delayed Draw Term Loan	11/10/2026	405	—
Consor Intermediate II, LLC	Revolver	05/12/2031	137	—
Coupa Holdings, LLC	Delayed Draw Term Loan	06/03/2027	263	—
Coupa Holdings, LLC	Revolver	02/27/2029	202	—
Cyber US Bidco, LLC	Delayed Draw Term Loan	01/02/2029	797	(14)
Cyber US Bidco, LLC	Revolver	12/30/2032	350	(6)
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	661	(13)
DA Blocker Corp.	Revolver	02/10/2032	212	(4)
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	960	(10)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	1,392	(23)
Diligent Corporation	Revolver	08/02/2030	724	(12)
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	3,250	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	588	—
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	44	(1)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2026	588	(2)
EVDR Purchaser, Inc.	Revolver	02/14/2031	241	(1)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	160	(1)
Eclipse Buyer, Inc.	Revolver	09/08/2031	81	(1)
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	658	(5)
Emburse, Inc.	Revolver	05/28/2032	658	(5)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	96	(2)
Espresso Bidco, Inc.	Revolver	03/25/2032	527	(11)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	92	(2)
Essential Services Holding Corporation	Revolver	06/17/2030	35	(1)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	65	—
Everbridge Holdings, LLC	Revolver	07/02/2031	43	—
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	943	(14)
FMG Suite Holdings, LLC	Revolver	09/09/2032	566	(8)
Fetch, Inc.	Delayed Draw Term Loan	10/02/2028	500	(2)
Fetch, Inc.	Revolver	03/31/2033	300	(3)
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	883	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	600	—
Formstack Acquisition, Co.	Revolver	03/28/2030	296	(5)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	600	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	163	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	1,615	(40)
Fullsteam Operations, LLC	Revolver	08/08/2031	539	(13)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/06/2027	3,445	(9)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/04/2027	251	(2)
GPS Merger Sub, LLC	Revolver	10/02/2029	412	(3)
GS AcquisitionCo, Inc.	Revolver	05/25/2028	92	(1)
Galway Borrower, LLC	Delayed Draw Term Loan	02/07/2028	1,250	(3)
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	1,136	(17)
GarageCo Intermediate II, LLC	Revolver	08/02/2032	341	(5)
Gateway US Holdings, Inc.	Revolver	09/22/2028	54	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Goose Borrower, LP	Revolver	03/02/2033	1,097	(11)
Granicus, Inc.	Delayed Draw Term Loan	07/31/2026	398	—
Granicus, Inc.	Revolver	01/17/2031	220	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	45	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	60	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/10/2027	428	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	09/30/2026	254	—
Hootsuite, Inc.	Revolver	05/22/2030	264	(6)
Hyland Software, Inc.	Revolver	09/19/2029	136	—
IG Investment Holdings, LLC	Revolver	09/22/2028	505	(1)
Icefall Parent, Inc.	Revolver	01/25/2030	174	—
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	458	—
Imagine 360, LLC	Revolver	10/02/2028	284	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	1,148	—
Inhabitiq, Inc.	Revolver	01/12/2032	718	—
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	3,071	(23)
Inszone Mid, LLC	Revolver	11/30/2029	336	(3)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	48	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	675	(2)
Invictus Buyer, LLC	Revolver	06/03/2031	250	(1)
Iris Buyer, LLC	Revolver	10/02/2029	199	(1)
Iris Specialty Acquisiton, LLC	Delayed Draw Term Loan	11/20/2028	1,190	(9)
Iris Specialty Acquisiton, LLC	Revolver	11/22/2032	809	(6)
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	04/20/2026	2,566	(25)
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	01/30/2029	1,035	(5)
Jawbreaker Parent, Inc.	Revolver	01/31/2033	1,035	(10)
Jeppesen Holdings, LLC	Revolver	11/01/2032	392	(4)
Jonathan Acquisition Company	Revolver	05/11/2029	393	(7)
KENG Acquisition, Inc.	Revolver	08/01/2029	105	(2)
Kodiak Buyer, LLC	Delayed Draw Term Loan	07/26/2027	536	(1)
Kodiak Buyer, LLC	Revolver	07/23/2032	429	(1)
LHS Borrower, LLC	Revolver	09/04/2031	217	(4)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/17/2028	618	(4)
LJ Avalon Holdings, LLC	Revolver	02/01/2029	443	—
LogRhythm, Inc.	Revolver	07/02/2029	136	(8)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	242	(5)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	255	(5)
MRI Software, LLC	Delayed Draw Term Loan	10/04/2027	1,082	(5)
MRI Software, LLC	Revolver	02/10/2028	308	(1)
Magneto Components Buyco, LLC	Revolver	12/05/2029	423	—
Majesco, Inc.	Revolver	01/07/2033	433	(1)
ManTech International CP	Revolver	09/14/2028	227	—
Merative, LP	Delayed Draw Term Loan	09/30/2027	941	(5)
Merative, LP	Revolver	09/30/2032	824	(4)
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	953	—
Mobile Communications America, Inc.	Revolver	10/16/2029	165	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	98	(1)
Model N, Inc.	Revolver	06/27/2031	52	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	780	(12)
NDT Global Holding, Inc.	Revolver	06/04/2032	661	(10)
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	789	—
NSI Holdings, Inc.	Revolver	11/17/2031	789	—
Nasuni Corporation	Revolver	09/10/2030	862	(14)
OEConnection, LLC	Delayed Draw Term Loan	12/26/2028	876	(20)
OEConnection, LLC	Revolver	12/23/2032	231	(5)
One, Inc. Software Corporation	Delayed Draw Term Loan	12/06/2027	982	(15)
One, Inc. Software Corporation	Revolver	12/06/2032	393	(6)
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	1,528	—
Onit, Inc.	Revolver	01/27/2032	509	—
Optimizely North America, Inc.	Revolver	10/30/2031	449	(13)
PDI TA Holdings, Inc.	Revolver	02/03/2031	15	—
PMA Parent Holdings, LLC	Revolver	01/31/2031	245	(3)
Pamlico Avant Holdings, LP	Revolver	12/31/2032	655	(10)
PerkinElmer U.S., LLC	Delayed Draw Term Loan	10/25/2027	1,129	(8)
Project Potter Buyer, LLC	Revolver	04/23/2027	150	—
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	1,032	(8)
Railpros Parent, LLC	Revolver	05/24/2032	737	(6)
Raptor Merger Sub Debt, LLC	Revolver	04/01/2030	422	—
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	310	(5)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	470	(7)
Redwood Services Group, LLC	Delayed Draw Term Loan	02/11/2028	2,167	(5)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	1,141	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	287	—
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	1,131	(14)
Routeware, Inc.	Revolver	09/18/2031	273	(3)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	1,358	(34)
Runway Bidco, LLC	Revolver	12/17/2031	679	(17)
SV Newco 2, Inc.	Delayed Draw Term Loan	03/22/2028	3,900	(7)
SV Newco 2, Inc.	Revolver	06/02/2031	503	(1)
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	1,905	(41)
Saturn Borrower, Inc.	Revolver	11/10/2028	634	(14)
Sonny's Enterprises, LLC	Revolver	08/05/2027	29	(1)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	313	(27)
Spark Buyer, LLC	Revolver	10/15/2031	86	(7)
Specialty Pharma III, Inc.	Revolver	12/23/2032	419	(4)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	01/05/2028	1,742	—
Stepping Stones Healthcare Services, LLC	Revolver	01/05/2033	401	(2)
Superman Holdings, LLC	Revolver	08/29/2031	387	(3)
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	2,005	(29)
TA Polaris Buyer, Inc.	Revolver	12/12/2032	872	(13)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	07/01/2027	1,790	(9)
Tamarack Intermediate, LLC	Revolver	03/12/2029	699	(3)

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	518	(4)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	389	(3)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	261	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	587	(9)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	275	(4)
Transit Technologies, LLC	Revolver	08/20/2030	545	(8)
Trintech, Inc.	Delayed Draw Term Loan	01/28/2028	627	(3)
Trintech, Inc.	Revolver	01/28/2033	470	(4)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	1,865	(5)
UHY Advisors, Inc.	Revolver	11/21/2031	286	(1)
VRC Companies, LLC	Revolver	06/29/2027	59	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	1,125	(28)
Vamos Bidco, Inc.	Revolver	01/30/2032	337	(8)
Vanco Payment Solutions, LLC	Revolver	12/01/2031	175	(3)
Vehlo Purchaser, LLC	Revolver	05/24/2028	739	(13)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	03/06/2028	170	(1)
Verdantas, LLC	Revolver	05/06/2030	222	(2)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	804	(17)
Vertex Service Partners, LLC	Revolver	11/08/2030	19	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	05/03/2028	1,232	(12)
WIPFLI Advisory, LLC	Delayed Draw Term Loan	04/01/2028	1,039	(10)
WIPFLI Advisory, LLC	Revolver	10/01/2032	692	(7)
YI, LLC	Revolver	12/03/2029	267	—
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	1,075	(11)
eShipping, LLC	Revolver	12/23/2032	504	(5)
iCIMS, Inc.	Revolver	08/18/2028	72	(2)
mPulse Mobile, Inc.	Delayed Draw Term Loan	08/26/2027	462	(13)
mPulse Mobile, Inc.	Revolver	02/25/2033	692	(19)
Total First Lien Debt Unfunded Commitments			$138,238	$(1,208)

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

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2025, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2025, the Company is not an “affiliated person” of any of its portfolio companies.
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

(In thousands, except share amounts)

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

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except per share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Cliffwater, LLC	Revolver	04/22/2032	520	(4)
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	993	(2)
Consor Intermediate II, LLC	Delayed Draw Term Loan	05/10/2026	405	—
Consor Intermediate II, LLC	Revolver	05/12/2031	146	—
Coupa Holdings, LLC	Delayed Draw Term Loan	06/03/2027	263	—
Coupa Holdings, LLC	Revolver	02/27/2029	202	—
Cyber US Bidco, LLC	Delayed Draw Term Loan	01/02/2029	797	(4)
Cyber US Bidco, LLC	Revolver	12/30/2032	350	(4)
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	661	(2)
DA Blocker Corp.	Revolver	02/10/2032	220	(1)
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	1,200	(10)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	1,392	(1)
Diligent Corporation	Revolver	08/02/2030	710	—
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	3,250	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	588	—
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	44	—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2026	588	(1)
EVDR Purchaser, Inc.	Revolver	02/14/2031	282	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	160	—
Eclipse Buyer, Inc.	Revolver	09/08/2031	81	—
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	658	(2)
Emburse, Inc.	Revolver	05/28/2032	658	(2)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	1,187	(18)
Espresso Bidco, Inc.	Revolver	03/25/2032	527	(8)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	92	—
Essential Services Holding Corporation	Revolver	06/17/2030	35	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	65	—
Everbridge Holdings, LLC	Revolver	07/02/2031	43	—
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	943	(9)
FMG Suite Holdings, LLC	Revolver	09/09/2032	566	(6)
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	1,188	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	600	—
Formstack Acquisition, Co.	Delayed Draw Term Loan	03/30/2026	561	(4)
Formstack Acquisition, Co.	Revolver	03/28/2030	315	(2)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	833	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	150	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	1,615	(17)
Fullsteam Operations, LLC	Revolver	08/08/2031	538	(6)
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	11/12/2027	1,599	(8)
GB Eagle Buyer, Inc.	Revolver	11/29/2030	1,066	(10)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/06/2027	4,811	(12)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/04/2027	335	(3)
GPS Merger Sub, LLC	Revolver	10/02/2029	412	(4)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	99	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	122	—
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	1,136	(11)

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

March 31, 2026

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

The Company’s investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by US middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company.

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

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments and reclassifications, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2026.

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of March 31, 2026, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: PIF A CA SPV LLC (“CA SPV”), PIF A Financing SPV LLC (“Financing SPV”) and PIF A Equity Holdings LLC (“Equity Holdings,” and collectively with CA SPV and Financing SPV, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

Cash

Cash is carried at cost, which approximates fair value. The Company deposits its cash with multiple financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

Foreign Currency Translation

Investments denominated in foreign currencies are translated into U.S. Dollars based upon currency exchange rates effective on the last business day of the current reporting period. Net changes in fair value of investments due to foreign exchange rates fluctuation are recorded as change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. Investment and non-investment activities denominated in foreign currencies, including purchase and sales of investments, borrowings and repayments of debt, income and expenses, are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

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

The Company applies fair value to its investments in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”) issued by the FASB. The Company’s Board of Directors (the “Board of Directors” or the “Board”) has delegated to the Investment Adviser as the valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same- to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 “Fair Value Measurements” for the Company's framework for determining fair value, fair value hierarchies, and the composition of the Company's portfolio.

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

PIK Income

The Company has debt investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in PIK income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to unitholders in the form of distributions in order for the Company to continue to qualify as a RIC, even though the Company has not yet collected cash.

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

Non-Accrual Investments

Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is reversed when an investment is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual investments are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.

As of March 31, 2026 the Company had certain investments in one portfolio company that was on non-accrual status with an amortized cost of $2,002. As of December 31, 2025 the Company had certain investments in one portfolio company that was on non-accrual status with an amortized cost of $2,002.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For each of the three months ended March 31, 2026 and March 31, 2025, the Company did not accrue any U.S. federal excise tax.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statement disclosures.

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

For the three months ended March 31, 2026, and March 31, 2025, base management fees were $225, and $198, net of waiver, respectively.

As of March 31, 2026 and December 31, 2025, $225 and $420, respectively, was payable to the Investment Adviser relating to base management fees.

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
•
100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.4286% in any quarter (5.7143% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.4286%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 12.5% of the Company’s pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.4286% in any calendar quarter; and
•
12.5% of the pre-incentive fee net investment income, if any, that exceeds 1.4286% in any calendar quarter (5.7143% annualized), which reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all the Company’s pre-incentive fee net investment income is paid to the Investment Adviser.

For the three months ended March 31, 2026 and March 31, 2025, income-based incentive fees were $206, and $174, net of waiver, respectively. Any income-based incentive fees waived are not subject to recoupment by the Adviser.

As of March 31, 2026 and December 31, 2025, $206 and $415, respectively, was payable to the Investment Adviser relating to income-based incentive fees.

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

For the three months ended March 31, 2026 and March 31, 2025 capital gains incentive fee accrued to the Investment Adviser was $— and $(119), respectively As of March 31, 2026 and December 31, 2025, $— and $—, respectively, was payable to the Investment Adviser relating to capital gains incentive fees.

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

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred $38 and $71, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of March 31, 2026 and December 31, 2025 were $38 and $65, respectively.

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

For the three months ended March 31, 2026, there were $— of Expense Payments under the Expense Support Agreement, which were recorded in expense support on the Consolidated Statements of Operations. For the three months ended March 31, 2025, there were $— of Expense Payments under the Expense Support Agreement, which were recorded in expense support on the Consolidated Statements of Operations.

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

MS Credit Partners Holdings, Inc. Investment

MS Credit Partners Holdings, Inc., (“MS Credit Partners Holdings”), an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements to purchase Units up to an aggregate amount of $25,000 or such amount so that the Company is not considered to be “controlled” by Morgan Stanley or its affiliates for purposes of the Bank Holding Company Act of 1956, as amended from time to time. As of March 31, 2026, MS Credit Partners Holdings, has made an aggregate capital contribution of $11,020, in exchange for 555,731 Units. MS Credit Partners Holdings has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.

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

The composition of the Company’s investment portfolio was as follows:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$599,773	$594,601	99.7%	$571,796	$571,774	99.7%
Other Debt Investments	739	667	0.1	715	689	0.1
Equity	1,093	1,121	0.2	1,075	1,095	0.2
Total	$601,605	$596,389	100.0%	$573,586	$573,558	100.0%

The industry composition of investments at fair value was as follows:

	March 31, 2026	December 31, 2025
Aerospace & Defense	2.5%	2.1%
Automobile Components	0.4	0.6
Automobiles	2.6	3.1
Banks	0.4	0.4
Beverages	0.4	0.5
Building Products	1.2	1.3
Chemicals	0.4	0.5
Commercial Services & Supplies	9.5	9.2
Construction & Engineering	2.1	1.9
Consumer Staples Distribution & Retail	1.0	1.0
Containers & Packaging	0.7	1.0
Diversified Consumer Services	4.6	4.8
Electrical Equipment	1.0	1.0
Electronic Equipment, Instruments & Components	2.6	2.9
Entertainment	0.3	0.3
Financial Services	4.4	4.0
Food Products	0.2	0.3
Ground Transportation	1.7	1.8
Health Care Equipment & Supplies	1.6	1.7
Health Care Providers & Services	5.9	5.7
Health Care Technology	0.9	0.9
Household Durables	0.2	0.2
Household Products	0.1	0.1
Industrial Conglomerates	2.5	1.5
Insurance Services	9.1	8.2
Interactive Media & Services	0.8	0.8
IT Services	6.1	6.1
Leisure Products	0.2	0.2
Life Sciences Tools & Services	1.1	1.2
Machinery	0.9	1.0
Multi-Utilities	0.2	0.7
Pharmaceuticals	1.1	1.1
Professional Services	8.5	9.0
Real Estate Management & Development	2.4	2.4
Software	19.6	19.6
Specialty Retail	0.1	0.1
Textiles, Apparel & Luxury Goods	0.3	0.3
Transportation Infrastructure	1.4	1.4
Wireless Telecommunication Services	1.0	1.1
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2026				December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
Canada	$11,935	$11,946	2.0%	3.9%	$12,036	$12,088	2.1%	4.0%
United States	589,670	584,443	98.0	190.6	561,550	561,470	97.9	186.5
Total	$601,605	$596,389	100.0%	194.5%	$573,586	$573,558	100.0%	190.5%

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

Pursuant to the framework set forth above, the Company values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain investments from pricing services, brokers or dealers’ quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.

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

As part of the valuation process, the Valuation Designee takes into account relevant factors and appropriate techniques in determining the fair value of the Company’s investments, with the assistance of the independent valuation firms (“Valuation Firms”). The valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Non-controlled debt investments are generally fair valued using the discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Valuation Designee, under the supervision of the Board of Directors undertakes a multi-step valuation process each quarter, as described below:

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
•
Each quarter, the Company’s audit committee (the "Audit Committee") reviews the valuation assessments provided by the Valuation Designee and provides the Board with a report of the results of such review; and
•
The Board and Audit Committee each oversee the Valuation Designee and the valuation process.

Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of the investments as of:

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$51,817	$542,784	$594,601	$—	$55,441	$516,333	$571,774
Other Debt Investments	—	—	667	667	—	—	689	689
Equity	—	—	1,121	1,121	—	—	1,095	1,095
Total	$—	$51,817	$544,572	$596,389	$—	$55,441	$518,117	$573,558

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2026:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$516,333	$689	$1,095	$518,117
Purchases of investments (1)	37,514	—	—	37,514
Proceeds from principal repayments and sales of investments (2)	(7,955)	—	—	(7,955)
Accretion of discount/amortization of premium	253	—	—	253
Payment-in-kind	267	24	18	309
Net change in unrealized appreciation (depreciation)	(3,641)	(46)	8	(3,679)
Net realized gains (losses)	13	—	—	13
Transfers into/out of Level 3 (3)	—	—	—	—
Fair value, end of period	$542,784	$667	$1,121	$544,572
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2026	$(3,636)	$(46)	$8	$(3,674)

(1)
Purchases may include investments received in corporate actions and restructurings.
(2)
Sales may include investments received in corporate actions and restructurings.
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
(2)
Sales may include investments received in corporate actions and restructurings.
(3)
Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2026 and December 31, 2025, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2026
	Fair	Valuation	Significant Unobservable	Range(1)		Weighted
	Value	Technique(2)	Input	Low	High	Average(3)
Investments in first lien debt	$539,623	Yield Analysis	Discount Rate	7.64%	13.44%	9.04%
	3,161	Market Approach	EBITDA Multiple	8.00x	9.50x	8.77x
Other debt	667	Yield Analysis	Discount Rate			16.45%
Preferred equity	151	Income Approach	Discount Rate			13.30%
	696	Market Approach	EBITDA Multiple	10.00x	15.50x	12.70x
Common equity	262	Market Approach	EBITDA Multiple	13.50x	17.00x	16.16x
	12	Market Approach	Revenue Multiple			19.75x
Total Investments	$544,572

(1)
For an asset category that contains a single investment, the range is not included.
(2)
During the three months ended March 31, 2026, two debt positions with a fair value of $3.16 million transitioned from a yield analysis approach to a market approach valuation technique.
(3)
Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

	December 31, 2025
	Fair	Valuation	Significant Unobservable	Range(1)		Weighted
	Value	Technique(2)	Input	Low	High	Average(3)
Investments in first lien debt	$516,333	Yield Analysis	Discount Rate	7.55%	14.21%	8.69%
Other debt	689	Yield Analysis	Discount Rate			14.95%
Preferred equity	151	Income Approach	Discount Rate			12.77%
	695	Market Approach	EBITDA Multiple	11.00x	15.43x	13.22x
Common equity	234	Market Approach	EBITDA Multiple	13.70x	17.50x	16.43x
	15	Market Approach	Revenue Multiple			22.25x
Total Investments	$518,117

(1)
For an asset category that contains a single investment, the range is not included.
(2)
During the fiscal year ended December 31, 2025, one preferred equity position with a fair value of $0.12 million transitioned from an income approach to a market approach valuation technique.
(3)
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

Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facilities, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facilities is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

		March 31, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
SMBC Facility	3	$182,172	$182,172	$214,206	$214,206
Barclays Facility	3	113,000	113,000	60,000	60,000
Total		$295,172	$295,172	$274,206	$274,206

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)
DEBT

The Company’s outstanding debt obligations were as follows:

	March 31, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility	$340,000	$182,172	$157,828	$340,000	$214,206	$125,794
Barclays Facility	200,000	113,000	87,000	200,000	60,000	140,000
Total	$540,000	$295,172	$244,828	$540,000	$274,206	$265,794

The Company’s summary information of its debt obligations were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Weighted average interest rate(1)	5.77%	6.58%
Weighted average effective interest rate(2)	6.12%	7.10%
Weighted average outstanding balance	$288,510	$107,665

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the SMBC Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greater of (a) zero and (b) the highest of (i) the prime rate as publicly announced by The Wall Street Journal, (ii) the sum of the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus 0.5%, and (iii) the rate per annum equal to 1% plus (x) the greater of (A) Term Secured Overnight Financing Rate (“SOFR”) and (B) zero) plus 1.00% or 1.125%, based on certain borrowing base conditions and (y) for loans for which the Company elects the SOFR option, Term SOFR for such interest period, plus 2.000% or 2.125%, depending on certain borrowing base conditions. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of March 31, 2026, the Company was in compliance with all covenants and other requirements of the SMBC Facility.

The summary information of the SMBC Facility is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$2,885	$1,771
Facility unused commitment fees	135	194
Amortization of deferred financing costs	152	141
Total	$3,172	$2,106
Weighted average interest rate(1)	5.91%	6.58%
Weighted average effective interest rate(2)	6.22%	7.10%
Weighted average outstanding balance	$195,265	$107,665

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

The obligations of Financing SPV under the Barclays Facility are secured by all of the assets held by Financing SPV, including portfolio investments contributed or transferred by the Company to Financing SPV. The Barclays Facility is a revolving funding facility with a reinvestment period ending November 26, 2027 and a final maturity date of November 26, 2036 or, after November 26, 2028, an earlier date selected by Barclays as administrative agent or any lender in their sole discretion. Subject to certain conditions, the reinvestment period is subject to a one-year extension. Advances under the Barclays Facility are available in US dollars, and subject to certain exceptions, the interest charged on the Barclays Facility is based on Term SOFR (Dollar) (subject to a floor of zero), plus a margin equal to 1.80%, which, provided that no Permitted Securitization Event (as defined in the Credit Agreement) has occurred on or prior to November 26, 2027, shall increase to 2.30%. Under the Credit Agreement, the Company and Financing SPV, as applicable, have made customary representations and warranties and are required to comply with various covenants, servicing procedures, limitations on disposition, reporting requirements and other customary requirements for similar revolving funding facilities. The Credit Agreement includes usual and customary events of default for revolving funding facilities of this nature. As of March 31, 2026, the Company was in compliance with all covenants and other requirements of the Barclays Facility.

The summary information of the Barclays Facility is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$1,279	$—
Facility unused commitment fees	134	—
Amortization of deferred financing costs	98	—
Total	$1,511	$—
Weighted average interest rate(1)	5.49%	—%
Weighted average effective interest rate(2)	5.91%	—%
Weighted average outstanding balance	$93,244	$—

(1) Excludes unused fees and financing costs.

(2) Excludes unused fees.

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026 and December 31, 2025, the Company had $138,238 and $137,450, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

(8)
MEMBERS’ CAPITAL

The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	March 31, 2026	December 31, 2025
Net distributable earnings, beginning of period	$(235)	$1,395
Net investment income (loss)	7,443	24,134
Net realized gain (loss)	12	(94)
Net unrealized appreciation (depreciation)	(5,156)	(1,525)
Distributions declared	(7,365)	(24,246)
Tax reclassification of unitholders' equity	—	101
Net distributable earnings, end of period	$(5,301)	$(235)

The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the three months ended March 31, 2026 and 2025:

Unit Issuance Date	Class I Units Issued	Proceeds Received
For the Three Months Ended March 31, 2026
January 01, 2026	174,540	$3,515
February 01, 2026	706,441	14,199
March 01, 2026	224,727	4,505
Total	1,105,708	$22,219
For the Three Months Ended March 31, 2025
January 01, 2025	943,938	$19,143
February 01, 2025	634,382	12,859
March 01, 2025	745,020	15,087
Total	2,323,340	$47,089

The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2026 and 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Three Months Ended March 31, 2026
January 26, 2026	January 31, 2026	February 04, 2026	$0.1425	$2,164
February 23, 2026	February 28, 2026	March 04, 2026	0.1419	2,262
March 23, 2026	March 31, 2026	April 06, 2026	0.1433	2,323
March 23, 2026	March 31, 2026	April 06, 2026	0.0380	616	(1)
Total Distributions			$0.4657	$7,365
For the Three Months Ended March 31, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1430	$1,398
February 27, 2025	February 28, 2025	March 05, 2025	0.1429	1,492
March 25, 2025	March 31, 2025	April 03, 2025	0.1430	1,605
January 27, 2025	March 31, 2025	April 03, 2025	0.0507	569	(1)
Total Distributions			$0.4796	$5,064

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

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP as follows:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Three Months Ended March 31, 2026
January 06, 2026	63,126	$1,271
February 04, 2026	49,745	1,000
March 04, 2026	49,569	993
Total	162,440	$3,264
For the Three Months Ended March 31, 2025
January 06, 2025	25,363	$514
February 05, 2025	28,796	584
March 05, 2025	31,379	635
Total	85,538	$1,733

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

The following table further summarizes the unit repurchases completed for the three months ended March 31, 2026:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 07, 2026	5.00%	$19.83	March 31, 2026	$14,819	747,294	5.00%	—
Total				$14,819	747,294

(1) Percentage is based on total units as of the close of the previous calendar quarter.

(2) Due to oversubscription of the tender offer, the Company accepted for purchase on a pro rata basis approximately 73.2% of the Units validly tendered and not properly withdrawn prior to the expiration of the tender offer on March 7, 2026.

For the three months ended March 31, 2025, units repurchased as follows:

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

(9)
EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Numerator—net increase (decrease) in Members' Capital resulting from operations	$2,299	$3,903
Denominator—weighted average Units outstanding	15,758,634	10,476,131
Basic and diluted earnings (loss) per Unit	$0.15	$0.37

(10)
CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Per Unit Data:(1)
Net asset value, beginning of period	$20.14	$20.28
Net investment income (loss)	0.47	0.46
Net unrealized and realized gain (loss)(2)	(0.31)	(0.08)
Net increase (decrease) in net assets resulting from operations	0.16	0.38
Distributions declared	(0.47)	(0.48)
Total increase (decrease) in net assets	(0.31)	(0.10)
Net asset value, end of period	$19.83	$20.18
Units outstanding, end of period	15,466,742	10,971,409
Weighted average units outstanding	15,758,634	10,476,131
Total return based on net asset value(3)	0.77%	1.88%
Ratio/Supplemental Data:
Members' Capital, end of period	$306,643	$221,363
Ratio of expenses before waivers to average Members' Capital(4)	8.23%	6.23%
Ratio of net expenses to average Members’ Capital(4)	7.03%	5.18%
Ratio of net investment income to average Members’ Capital(4)	9.74%	9.33%
Asset coverage ratio(5)	204.00%	283.00%
Portfolio turnover rate	1.72%	1.20%

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
(4)
Amounts are annualized except for incentive fees and other expenses for which expense support was provided, as applicable.
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

April Issuances and Distribution Declarations

Pursuant to the Company’s continuous private offering, the Company issued approximately 195,115 Units for an aggregate offering price of $3.9 million effective April 1, 2026.

On April 24, 2026, the Board declared a distribution in the amount of $0.1417 per unit and payable on or around May 5, 2026 to unitholders of record as of April 30, 2026.

May Issuances

Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the Company’s Units for an aggregate offering price of $1.8 million effective May 1, 2026.

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
•
actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser (the “Adviser” or the “Investment Adviser”) and its affiliates;
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
•
our ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
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

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

OVERVIEW

We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are a private, perpetual-life BDC, which is a BDC whose Units (as defined below) are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose units are intended to be sold by us monthly on a continuous basis at a price generally equal to our monthly net asset value per Unit. We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. We are externally managed by the Adviser, an indirect wholly owned subsidiary of Morgan Stanley.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$599,773	$594,601	99.7%	$571,796	$571,774	99.7%
Other Debt Investments	739	667	0.1	715	689	0.1
Equity	1,093	1,121	0.2	1075	1095	0.2
Total	$601,605	$596,389	100.0%	$573,586	$573,558	100.0%

Our debt portfolio (excluding our liquid loan portfolio) displayed the following characteristics of each of our investments(1)(2), unless otherwise noted:

	As of
	March 31, 2026	December 31, 2025
Number of portfolio companies	185	181
Number of industries	39	39
Number of new investment commitments in portfolio companies	7	66
Number of investment commitments exited or fully repaid	3	13
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.9%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	0.1%
Weighted average yield on debt and income producing investments, at cost(3)	8.7%	8.8%
Weighted average yield on debt and income producing investments, at fair value(3)	8.8%	8.8%
Weighted average yield on total portfolio, at cost(4)	8.7%	8.7%
Weighted average yield on total portfolio, at fair value(4)	8.8%	8.7%
Weighted average 12-month EBITDA	$155.6	$150.5
Median 12-month EBITDA	$99.4	$98.0
Weighted average net leverage through tranche(5)	5.9x	5.9x
Weighted average interest coverage(6)	1.9x	1.9x
Weighted average loan to value(7)	38.8%	39.2%
Percentage of debt investments with one or more financial covenants	39.3%	40.0%
Percentage of our debt investments that are sponsor backed	98.1%	98.0%
Percentage of loans and other debt in support of LBOs and acquisitions	61.5%	64.5%
Percentage of our debt portfolio subject to business cycle volatility	3.3%	3.5%
Average position size of our investments (in millions)	$3.2	$3.2

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
(3)
Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
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

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
New investments committed
Gross principal balance(1)	$39,977	$101,500
Net new investments committed	$39,977	$101,500
Investments, at cost
Investments, beginning of period	$573,586	$268,579
New investments purchased	37,503	76,225
Net accretion of discount on investments	254	131
Payment-in-kind	309	164
Net realized gain (loss) on investments	12	—
Investments sold or repaid	(10,059)	(3,839)
Investments, end of period	$601,605	$341,260
Principal amount of investments funded
First lien debt investments	37,836	76,584
Equity(2)	—	145
Total	$37,836	$76,729
Amount of investments sold/fully repaid, at principal
First lien debt investments	$(3,772)	$(3,839)
Total	$(3,772)	$(3,839)

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	March 31, 2026		December 31, 2025
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	—%	$1,794	0.3%
Risk rating 2	593,229	99.4	568,592	99.1
Risk rating 3	1,529	0.3	1,525	0.3
Risk rating 4	1,631	0.3	1,647	0.3
Total	$596,389	100.0%	$573,558	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$599,603	99.7%	$571,584	99.7%
Non-accrual (1)	2,002	0.3	2,002	0.3
Total	$601,605	100.0%	$573,586	100.0%

(1)
As of March 31, 2026 and December 31, 2025, the company had certain investments in one portfolio companies that was on non-accrual status.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Total investment income	$13,084	$7,619
Less: Net expenses	5,641	2,762
Net investment income (loss)	7,443	4,857
Net investment income (loss) after taxes	7,443	4,857
Net change in unrealized appreciation (depreciation)	(5,156)	(954)
Net realized gain (loss)	12	—
Net increase (decrease) in Members' Capital resulting from operations	$2,299	$3,903

Investment Income

Investment income was as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income:
Interest income	$12,500	$7,414
Payment-in-kind income	344	193
Dividend income	22	3
Other income	218	9
Total Investment Income	$13,084	$7,619

In the table above, total investment income increased from $7,619 for the three months ended March 31, 2025, to $13,084 for the three months ended March 31, 2026, respectively. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at amortized cost increased from $341,260 as of March 31, 2025 to $601,605 as of March 31, 2026.

For the three months ended March 31, 2026 and March 31, 2025, 2.6% and 2.5%, respectively, of our total investment income was comprised of PIK interest.

Expenses

Expenses were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Expenses:
Interest and other financing expenses	$4,683	$2,106
Management fees	975	638
Income based incentive fees	956	614
Capital gains incentive fees	—	(119)
Professional fees	359	260
Directors' fees	52	26
Administrative service fees	38	71
General and other expenses	78	46
Total expenses	$7,141	$3,642
Income based incentive fee waiver (Note 3)	(750)	(440)
Management fees waiver (Note 3)	(750)	(440)
Net expenses	$5,641	$2,762

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, increased from $2,106 for the three months ended March 31, 2025, to $4,683 for the three months ended March 31, 2026. The increase was primarily driven by our increased borrowings. Our debt outstanding increased from $274,206 as of December 31, 2025 to $295,172 as of March 31, 2026.

Base Management Fee

For the three months ended March 31, 2026, management fees net of waiver was $225. For the three months ended March 31, 2025, management fees net of waiver was $198.

Incentive Fee

For the three months ended March 31, 2026, income-based incentive fees net of waiver was $206. For the three months ended March 31, 2025, income-based incentive fees net of waiver was $174. For the three months ended March 31, 2026, capital gains incentive fees accrued to the Investment Adviser were $— . For the three months ended March 31, 2025, capital gains incentive fees accrued to the Investment Adviser were $(119).

Professional Fees, Administrative Service Fee and Other Expenses

Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company which include costs of a financial printer utilized for certain preparation, printing and distribution services related to the offering materials.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$12	$—
Foreign currency and other transactions	—	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(5,154)	$(955)
Translation of assets and liabilities in foreign currencies	(2)	1
Net realized and unrealized gain (loss)	$(5,144)	$(954)

For the three months ended March 31, 2026, net change in unrealized appreciation (depreciation) on our investments of $(5,154) was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies.

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

As of March 31, 2026, we had approximately $22.1 million of cash, which taken together with our approximately $244.8 million of availability under our credit facilities (subject to borrowing base availability) (as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of March 31, 2026, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $138.2 million.

Unregistered Sales of Equity Securities

The following table summarizes total Units issued and proceeds received for the three months ended March 31, 2026 and March 31, 2025, respectively:

Unit Issuance Date	Class I Units Issued	Proceeds Received
For the Three Months Ended March 31, 2026
January 01, 2026	174,540	$3,515
February 01, 2026	706,441	14,199
March 01, 2026	224,727	4,505
Total	1,105,708	$22,219
For the Three Months Ended March 31, 2025
January 01, 2025	943,938	$19,143
February 01, 2025	634,382	12,859
March 01, 2025	745,020	15,087
Total	2,323,340	$47,089

Distribution Reinvestment

The following table summarizes our distributions declared and payable for the three months ended March 31, 2026 and March 31, 2025, respectively:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Three Months Ended March 31, 2026
January 26, 2026	January 31, 2026	February 04, 2026	$0.1425	$2,164
February 23, 2026	February 28, 2026	March 04, 2026	0.1419	2,262
March 23, 2026	March 31, 2026	April 06, 2026	0.1433	2,323
March 23, 2026	March 31, 2026	April 06, 2026	0.0380	616	(1)
Total Distributions			$0.4657	$7,365
For the Three Months Ended March 31, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1430	$1,398
February 27, 2025	February 28, 2025	March 05, 2025	0.1429	1,492
March 25, 2025	March 31, 2025	April 03, 2025	0.1430	1,605
January 27, 2025	March 31, 2025	April 03, 2025	0.0507	569	(1)
Total Distributions			$0.4796	$5,064

(1) Represents a special distribution.

We have adopted an “opt out” distribution reinvestment plan (“DRIP”). As a result, unless unitholders elect to “opt out” of the DRIP, unitholders will have their cash dividends or distributions (net of applicable withholding tax) automatically reinvested in additional units of the same class of units to which the distribution relates, rather than receiving cash. Unitholders who receive distributions (net of applicable withholding tax) in the form of Units will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those unitholders will not receive cash with which to pay any applicable taxes.

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during the three months ended March 31, 2026 and March 31, 2025:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Three Months Ended March 31, 2026
January 06, 2026	63,126	$1,271
February 04, 2026	49,745	1,000
March 04, 2026	49,569	993
Total	162,440	$3,264
For the Three Months Ended March 31, 2025
January 06, 2025	25,363	$514
February 05, 2025	28,796	584
March 05, 2025	31,379	635
Total	85,538	$1,733

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

The following table further summarizes the unit repurchases completed for the three months ended March 31, 2026:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 07, 2026	5.00%	$19.83	March 31, 2026	$14,819	747,294	5.00%	—
Total				$14,819	747,294

(1)
Percentage is based on total units as of the close of the previous calendar quarter.

(2) Due to oversubscription of the tender offer, the Company accepted for purchase on a pro rata basis approximately 73.2% of the Units validly tendered and not properly withdrawn prior to the expiration of the tender offer on March 7, 2026.

For the three months ended March 31, 2025, units repurchased as follows.

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
(2)
All repurchase requests were satisfied in full.

Debt

Our outstanding debt obligations were as follows:

	March 31, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility	$340,000	$182,172	$157,828	$340,000	$214,206	$125,794
Barclays Facility	200,000	113,000	87,000	200,000	60,000	140,000
Total	$540,000	$295,172	$244,828	$540,000	$274,206	$265,794

For further details, see Note 6 “Debt” to our consolidated financial statements included in this Report.

RECENT DEVELOPMENTS

April Issuances and Distribution Declarations

Pursuant to our continuous private offering, we issued approximately 195,115 Units for an aggregate offering price of $3.9 million effective April 1, 2026.

On April 24, 2026, our Board declared a regular distribution in the amount of $0.1417 per unit and payable on or around May 5, 2026 to unitholders of record as of April 30, 2026.

May Issuances

Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $1.8 million effective May 1, 2026.

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

RELATED PARTY TRANSACTIONS

We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
the Placement Agent Agreement;
•
the MSDI Agreement; and
•
the Expense Support Agreement.

For further details, see Note 3. “Related Party Transactions” to our consolidated financial statements included in this Report.

MS Credit Partners Holdings, an indirect wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements to purchase Units up to an aggregate amount of $25,000 or such amount so that the Company is not considered to be “controlled” by Morgan Stanley or its affiliates for purposes of the Bank Holding Company Act of 1956, as amended from time to time. As of March 31, 2026, MS Credit Partners Holdings has made an aggregate capital contribution of $11,020, in exchange for 555,731 Units. MS Credit Partners Holdings has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.

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

Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, international conflicts, trade policies and tariffs, government shutdowns, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets volatility and economic uncertainty. These market conditions, when they occur, have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and “Part I, Item 1A. Risk Factors—General Risk Factors—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our most recent Annual Report on Form 10-K.

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

As of March 31, 2026, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2026) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$18,068	$(8,853)	$9,215
Up 200 basis points	$12,045	$(5,902)	$6,143
Up 100 basis points	$6,023	$(2,951)	$3,072
Up 25 basis points	$1,506	$(738)	$768
Down 25 basis points	$(1,506)	$738	$(768)
Down 100 basis points	$(6,023)	$2,951	$(3,072)
Down 200 basis points	$(12,036)	$5,902	$(6,134)
Down 300 basis points	$(17,474)	$8,853	$(8,621)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements and Supplementary Data” of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Refer to “Part 1. Item 1.,Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Annual Report on Form 10-K and our Current Reports on Form 8-K filed on January 27, 2026, February 26, 2026, and March 25, 2026 for the issuance of our Units for the three months ended March 31, 2026. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

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

On February 5, 2026, we announced a quarterly tender offer that commenced on February 6, 2026 and ended at 12:01 a.m., Eastern Time, on March 7, 2026 (the “Offer”). Because there is no secondary trading market for our Units, our Board of Directors determined, after consideration of various matters, that the Offer was in the best interests of unitholders in order to provide liquidity for our unitholders.

We have accepted for purchase approximately 747,294 Units at a purchase price per Unit of $19.83 which is equal to the net asset value per Unit as of March 31, 2026. Due to the oversubscription of the Offer, based on the final count by our transfer agent, we accepted for purchase on a pro rata basis approximately 73.2% of the Units validly tendered and not properly withdrawn prior to the expiration of the Offer. The number of Units that we have accepted for purchase in the Offer represents 5.0% of the total number of Units outstanding as of December 31, 2025. The payment of the purchase price of the Units tendered was promptly made in cash issued to the unitholders whose tenders were accepted for purchase by us in accordance with the terms of the Offer.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Dated: May 13, 2026	North Haven Private Income Fund A LLC
	By:	/s/ Michael Occi
Michael Occi
Director and Chief Executive Officer
(Principal Executive Officer)
Dated: May 13, 2026	By:	/s/ David Pessah
David Pessah
Chief Financial Officer
(Principal Financial Officer)