Form 10-Q
period 2026-06-30
North Haven Private Income Fund A LLC
filed 2026-08-10
CIK 1973476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

The number of the registrant’s Class I Units outstanding at August 10, 2026 was 15,252,441.

North Haven Private Income Fund A LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

Part I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

North Haven Private Income Fund A LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $602,636 and $573,586)	$596,279	$573,558
Non-controlled/affiliated investments, at fair value (amortized cost of $1,835 and $0)	1,835	—
Total investments, at fair value (amortized cost of $604,471 and $573,586)	598,114	573,558
Cash	23,744	33,697
Deferred financing costs	3,139	3,210
Interest and dividend receivable from non-controlled/non-affiliated investments	3,395	3,477
Interest and dividend receivable from non-controlled/affiliated investments	10	—
Receivable for investments sold/repaid	176	1,698
Other assets	54	8
Total assets	$628,632	$615,648

Liabilities
Debt	307,165	274,206
Payable for investments purchased	—	16,080
Payable to affiliates (Note 3)	77	210
Distributions payable	2,814	2,867
Management fees payable	611	420
Subscriptions received in advance (Note 11)	382	3,020
Payable for units repurchased (Note 8)	15,242	15,754
Interest and financing costs payable	1,822	886
Income based incentive fees payable	615	415
Accrued expenses and other liabilities	1,005	745
Total liabilities	$329,733	$314,603

Commitments and contingencies (Note 7)

Members' Capital
Common units, par value $0.001 per unit (15,168,545 and 14,945,887 units issued and outstanding)	15	15
Paid-in capital in excess of par value	306,107	301,265
Net distributable earnings (accumulated losses)	(7,223)	(235)
Total members' capital	$298,899	$301,045
Total liabilities and members' capital	$628,632	$615,648
Net asset value per unit	$19.71	$20.14

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$13,022	$8,776	$25,522	$16,190
Payment-in-kind income	525	119	869	312
Dividend income	21	3	43	6
Other income	378	22	596	31
From non-controlled/affiliated investments:
Interest income	6	—	6	—
Payment-in-kind income	4	—	4	—
Total investment income	13,956	8,920	27,040	16,539

Expenses:
Interest expense and other financing expenses	4,984	2,418	9,667	4,524
Management fees	976	756	1,951	1,394
Income based incentive fees	980	746	1,936	1,360
Capital gains incentive fees	—	60	—	(59)
Professional fees	401	394	760	654
Directors' fees	52	65	104	91
Administrative service fees	38	30	76	101
General and other expenses	30	14	108	60
Total expenses	7,461	4,483	14,602	8,125
Income based incentive fees waiver (Note 3)	(365)	(725)	(1,115)	(1,165)
Management fees waiver (Note 3)	(365)	(725)	(1,115)	(1,165)
Net expenses	6,731	3,033	12,372	5,795
Net investment income (loss)	7,225	5,887	14,668	10,744

Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(740)	2	(728)	2
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,504)	479	(6,658)	(476)
Non-controlled/affiliated investments	371	—	371	—
Translation of assets and liabilities in foreign currencies	(1)	1	(3)	2
Net realized and unrealized gain (loss)	$(1,874)	$482	$(7,018)	$(472)
Net increase (decrease) in members' capital resulting from operations	$5,351	$6,369	$7,650	$10,272

Earnings (loss) per unit (basic and diluted)	$0.34	$0.52	$0.48	$0.90
Weighted average units outstanding (basic and diluted)	15,830,178	12,255,035	15,794,604	11,370,497

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(In thousands, except per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Members' Capital at beginning of period:	$306,643	$221,363	$301,045	$178,726
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	7,225	5,887	14,668	10,744
Net realized gain (loss)	(740)	2	(728)	2
Net change in unrealized appreciation (depreciation)	(1,134)	480	(6,290)	(474)
Net increase (decrease) in members’ capital resulting from operations	5,351	6,369	7,650	10,272

Distributions to Unitholders from:
Distributable earnings	(7,273)	(5,882)	(14,638)	(10,946)

Capital transactions:
Issuance of units	6,105	30,104	28,324	77,193
Reinvestment of distributions	3,315	2,312	6,579	4,045
Repurchased units	(15,242)	(1,247)	(30,061)	(6,271)
Net increase (decrease) in members' capital resulting from capital transactions	(5,822)	31,169	4,842	74,967
Total increase (decrease) in members' capital	$(7,744)	$31,656	$(2,146)	$74,293
Members' capital at end of period	$298,899	$253,019	$298,899	$253,019
Distributions per unit	$0.46	$0.48	$0.92	$0.96

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$7,650	$10,272
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	6,287	476
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	3	(2)
Net realized (gain) loss on investments	728	(2)
Net accretion of discount and amortization of premium on investments	(678)	(289)
Payment-in-kind interest and dividend capitalized	(731)	(291)
Amortization of deferred financing costs	546	288
Purchases of investments and change in payable for investments purchased	(83,155)	(129,625)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	38,397	9,409
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	82	(229)
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	(10)	—
(Increase) decrease in deferred financing costs	(476)	(120)
(Increase) decrease in other assets	(46)	(5)
(Decrease) increase in payable to affiliates	(133)	47
(Decrease) increase in management fees payable	191	(487)
(Decrease) increase in incentive fees payable	200	(434)
(Decrease) increase in interest payable	936	258
(Decrease) increase in accrued expenses and other liabilities	260	(75)
Net cash provided by (used in) operating activities	(29,949)	(110,809)

Cash flows from financing activities:
Borrowings on debt	75,000	95,000
Repayments on debt	(42,000)	(45,000)
Distributions paid in cash	(8,113)	(5,935)
Proceeds from issuance of Units	25,303	77,193
Subscriptions received in advance	382	(8,298)
Repurchases of Units	(30,573)	(11,511)
Net cash provided by (used in) financing activities	19,999	101,449
Net increase (decrease) in cash	(9,950)	(9,360)
Effect of foreign exchange rate changes on cash	(3)	2
Cash at beginning of period	33,697	29,112
Cash at end of period	$23,744	$19,754

Supplemental information and non-cash activities:
Interest expense paid	$8,186	$3,978
Distribution reinvestment	$6,579	$4,045
Distributions payable	$2,814	$2,425
Accrued but unpaid repurchases of common units	$15,242	$1,247
Accrued but unpaid deferred financing costs	$263	$—
Non-cash purchases of investments	$(1,676)	$—
Non-cash sales of investments	$1,676	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
AA&D Midco, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.48%	11/29/2030	431	$427	$427	0.14%
AA&D Midco, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.48%	11/29/2030	—	(10)	(11)	—
Jonathan Acquisition Company	(6) (7) (10)	First Lien Debt	S +	4.50%	8.23%	11/12/2029	3,546	3,500	3,493	1.17
Jonathan Acquisition Company	(6) (7) (14)	First Lien Debt	P +	3.50%	10.25%	05/11/2029	44	39	37	0.01
ManTech International CP	(6) (8)	First Lien Debt	S +	4.50%	8.16%	09/14/2029	1,874	1,874	1,864	0.62
ManTech International CP	(6) (8)	First Lien Debt	S +	4.50%	8.16%	09/14/2029	27	27	27	0.01
ManTech International CP	(6) (8) (14)	First Lien Debt	S +	4.50%	8.16%	09/14/2028	—	—	(1)	—
Two Six Labs, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	8.73%	08/20/2030	759	754	754	0.25
Two Six Labs, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.73%	08/20/2030	—	(2)	(2)	—
								6,609	6,588	2.20
Automobile Components
OEConnection, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.14%	12/23/2032	1,493	1,486	1,454	0.49
OEConnection, LLC	(6) (9) (14)	First Lien Debt	S +	4.50%	8.14%	12/23/2032	—	(2)	(23)	(0.01)
OEConnection, LLC	(6) (9) (14)	First Lien Debt	S +	4.50%	8.14%	12/23/2032	—	(1)	(6)	—
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.30%	08/05/2028	743	734	724	0.24
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.30%	08/05/2028	163	162	159	0.05
Sonny's Enterprises, LLC	(6) (7) (14)	First Lien Debt	S +	5.50%	9.30%	08/05/2027	116	115	112	0.04
								2,494	2,420	0.81
Automobiles
COP Collisionright Parent, LLC	(6) (7)	First Lien Debt	S +	4.75%	8.41%	01/29/2030	1,657	1,640	1,641	0.55
COP Collisionright Parent, LLC	(6) (7) (14)	First Lien Debt	S +	4.75%	8.41%	01/29/2030	1,239	1,215	1,195	0.40
COP Collisionright Parent, LLC	(6) (7) (14)	First Lien Debt	S +	4.75%	8.41%	01/29/2030	—	(3)	(2)	—
Drivecentric Holdings, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.20%	08/15/2031	7,662	7,599	7,662	2.56

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Drivecentric Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.20%	08/15/2031	—	(14)	—	—
Drivecentric Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.20%	08/15/2031	—	(4)	—	—
Vehlo Purchaser, LLC	(6) (8) (10)	First Lien Debt	S +	5.25%	8.89%	05/24/2028	2,615	2,600	2,570	0.86
Vehlo Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.89%	05/24/2028	2,714	2,695	2,666	0.89
Vehlo Purchaser, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	8.89%	05/24/2028	—	(4)	(13)	—
								15,724	15,719	5.26
Banks
Computer Services, Inc.	(6) (7) (10)	First Lien Debt	S +	4.50%	8.23%	11/17/2031	2,157	2,147	2,121	0.71
Computer Services, Inc.	(6) (7) (14)	First Lien Debt	S +	4.50%	8.23%	11/17/2031	—	(2)	(17)	—
								2,145	2,104	0.70
Beverages
Vamos Bidco, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.23%	01/30/2032	2,673	2,650	2,612	0.87
Vamos Bidco, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.23%	01/30/2032	—	(5)	(25)	(0.01)
Vamos Bidco, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.23%	01/30/2032	56	54	49	0.02
								2,699	2,636	0.88
Building Products
Project Potter Buyer, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	8.98%	04/23/2027	7,352	7,350	7,352	2.46
Project Potter Buyer, LLC	(6) (7) (14)	First Lien Debt	S +	5.25%	8.98%	04/23/2027	—	—	—	—
								7,350	7,352	2.46
Chemicals
Tank Holding Corp.	(6) (8)	First Lien Debt	S +	5.75%	9.57%	03/31/2028	2,745	2,707	2,629	0.88
Tank Holding Corp.	(6) (8)	First Lien Debt	S +	5.75%	9.57%	03/31/2028	230	227	221	0.07
								2,934	2,850	0.95
Commercial Services & Supplies
Astra Service Partners, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.24%	11/26/2032	4,500	4,468	4,483	1.50
Astra Service Partners, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.24%	11/26/2032	770	762	764	0.26
AWP Group Holdings, Inc.	(6) (7) (10)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	9.56%	12/22/2032	1,764	1,738	1,738	0.58

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
AWP Group Holdings, Inc.	(6) (7) (14)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	9.56%	12/22/2032	63	60	60	0.02
Belfor Holdings, Inc.	(9)	First Lien Debt	S +	2.75%	6.39%	11/01/2030	923	930	919	0.31
Consor Intermediate II, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.23%	05/12/2031	1,052	1,045	1,052	0.35
Consor Intermediate II, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.23%	05/12/2031	—	(2)	—	—
Consor Intermediate II, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.23%	05/12/2031	46	44	46	0.02
CRCI Longhorn Holdings, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.40%	08/27/2031	2,781	2,759	2,781	0.93
CRCI Longhorn Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.40%	08/27/2031	309	305	309	0.10
CRCI Longhorn Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.40%	08/27/2031	—	(3)	—	—
Firebird Acquisition Corp, Inc.	(6) (8)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.66%	02/02/2032	3,485	3,471	3,485	1.17
Firebird Acquisition Corp, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.66%	02/02/2032	1,179	1,172	1,179	0.39
Firebird Acquisition Corp, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.66%	02/02/2032	—	(2)	—	—
Hercules Borrower, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.48%	12/15/2028	2,511	2,499	2,486	0.83
HSI Halo Acquisition, Inc.	(6) (8) (10)	First Lien Debt	S +	5.00%	8.66%	06/30/2031	7,330	7,274	7,330	2.45
HSI Halo Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.00%	8.66%	06/30/2031	45	44	45	0.02
HSI Halo Acquisition, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	8.66%	06/28/2030	—	—	—	—
Iris Buyer, LLC	(6) (7) (10) (11)	First Lien Debt	S +	5.00%	8.67%	10/02/2030	1,396	1,370	1,386	0.46
Iris Buyer, LLC	(6) (7) (10) (11)	First Lien Debt	S +	5.00%	8.67%	10/02/2030	128	126	127	0.04
Iris Buyer, LLC	(6) (7) (11) (14)	First Lien Debt	S +	5.00%	8.67%	10/02/2029	—	(3)	(1)	—
LSF12 Crown US Commercial Bidco, LLC		First Lien Debt	S +	3.00%	6.62%	12/02/2031	1,816	1,828	1,819	0.61
Railpros Parent, LLC	(6) (8)	First Lien Debt	S +	4.25%	7.89%	05/24/2032	4,754	4,712	4,742	1.59
Railpros Parent, LLC	(6) (8) (14)	First Lien Debt	S +	4.25%	7.89%	05/24/2032	441	433	437	0.15
Railpros Parent, LLC	(6) (8) (14)	First Lien Debt	S +	4.25%	7.89%	05/24/2032	—	(6)	(2)	—
Routeware, Inc.	(6) (7)	First Lien Debt	S +	5.25%	8.92%	09/18/2031	3,182	3,156	3,146	1.05

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Routeware, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	8.92%	09/18/2031	347	340	330	0.11
Routeware, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	8.92%	09/18/2031	68	66	64	0.02
Tamarack Intermediate, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.42%	03/12/2029	2,212	2,207	2,206	0.74
Tamarack Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.42%	03/12/2029	740	728	734	0.25
Tamarack Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.42%	03/12/2029	—	(1)	(2)	—
Transit Technologies, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.51%	08/20/2031	3,761	3,730	3,658	1.22
Transit Technologies, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.51%	08/20/2031	317	312	286	0.10
Transit Technologies, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.51%	08/20/2030	—	(4)	(15)	(0.01)
Vensure Employer Services, Inc.	(6) (9) (10)	First Lien Debt	S +	5.00%	8.72%	09/29/2031	2,531	2,511	2,500	0.84
Vensure Employer Services, Inc.	(6) (9) (14)	First Lien Debt	S +	5.00%	8.72%	09/29/2031	—	(1)	(2)	—
VRC Companies, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.26%	06/29/2027	7,661	7,650	7,652	2.56
VRC Companies, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.26%	06/29/2027	247	246	247	0.08
VRC Companies, LLC	(6) (7) (14)	First Lien Debt	S +	5.50%	9.26%	06/29/2027	—	—	—	—
								55,964	55,989	18.73
Construction & Engineering
Arcoro Holdings Corp.	(6) (7)	First Lien Debt	S +	5.50%	9.23%	03/28/2030	3,182	3,158	3,083	1.03
Arcoro Holdings Corp.	(6) (7) (14)	First Lien Debt	S +	5.50%	9.23%	03/28/2030	—	(3)	(8)	—
LJ Avalon Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	8.43%	02/01/2030	1,259	1,259	1,248	0.42
LJ Avalon Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	8.43%	02/01/2030	2,350	2,331	2,326	0.78
LJ Avalon Holdings, LLC	(6) (7) (14)	First Lien Debt	S +	4.75%	8.43%	02/01/2029	53	51	50	0.02
Superman Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.23%	08/29/2031	4,701	4,691	4,666	1.56
Superman Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.23%	08/29/2031	863	857	856	0.29
Superman Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.23%	08/29/2031	—	(1)	(3)	—
								12,343	12,218	4.09

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (8)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.66%	02/03/2031	5,917	5,897	5,629	1.88
PDI TA Holdings, Inc.	(6) (8)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.66%	02/03/2031	228	227	217	0.07
								6,124	5,846	1.96
Containers & Packaging
Altium Packaging, LLC		First Lien Debt	S +	2.50%	6.14%	06/11/2031	1,489	1,438	1,444	0.48
Berlin Packaging, LLC		First Lien Debt	S +	3.25%	6.98%	06/07/2031	1,489	1,492	1,480	0.50
BP Purchaser, LLC	(6) (8)	First Lien Debt	S +	7.50% (incl. 1.00% PIK)	11.43%	12/11/2028	1,950	1,935	1,448	0.48
								4,865	4,372	1.46
Diversified Consumer Services
Any Hour, LLC	(6) (9)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.48%	05/23/2030	2,372	2,347	2,120	0.71
Any Hour, LLC	(6) (9)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.48%	05/23/2030	67	67	60	0.02
Any Hour, LLC	(6) (9) (14)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.48%	05/23/2030	318	315	281	0.09
Any Hour, LLC	(6) (9)	Other Debt		13.00% PIK	13.00%	05/23/2031	774	764	637	0.21
DA Blocker Corp.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.48%	02/10/2032	2,116	2,098	2,074	0.69
DA Blocker Corp.	(6) (8) (11) (14)	First Lien Debt	S +	4.75%	8.48%	02/10/2032	—	(3)	(13)	—
DA Blocker Corp.	(6) (8) (11) (14)	First Lien Debt	S +	4.75%	8.48%	02/10/2032	31	29	26	0.01
Eclipse Buyer, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.15%	09/08/2031	943	936	928	0.31
Eclipse Buyer, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.15%	09/08/2031	—	(1)	(3)	—
Eclipse Buyer, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.15%	09/06/2031	—	(1)	(1)	—
Essential Services Holding Corporation	(6) (8)	First Lien Debt	S +	5.75% (incl. 2.88% PIK)	9.30%	06/17/2031	9,893	9,818	9,298	3.11
Essential Services Holding Corporation	(6) (8) (14)	First Lien Debt	S +	5.75% (incl. 2.88% PIK)	9.30%	06/17/2030	25	25	22	0.01
EVDR Purchaser, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.14%	02/14/2031	3,759	3,722	3,759	1.26
EVDR Purchaser, Inc.	(6) (8) (14)	First Lien Debt	S +	4.50%	8.14%	02/14/2031	—	(4)	—	—
EVDR Purchaser, Inc.	(6) (8) (14)	First Lien Debt	S +	4.50%	8.14%	02/14/2031	112	107	112	0.04

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
GarageCo Intermediate II, LLC	(6) (8)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	773	766	761	0.25
GarageCo Intermediate II, LLC	(6) (8) (14)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(5)	(17)	(0.01)
GarageCo Intermediate II, LLC	(6) (8) (14)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(3)	(5)	—
Kodiak Buyer, LLC	(6) (8)	First Lien Debt	S +	4.25%	7.98%	07/26/2032	1,534	1,521	1,532	0.51
Kodiak Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	4.25%	7.98%	07/26/2032	48	46	48	0.02
Kodiak Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	4.25%	7.98%	07/26/2032	—	(4)	(1)	—
LHS Borrower, LLC	(6) (8) (10)	First Lien Debt	S +	5.25%	8.89%	09/04/2031	3,807	3,756	3,711	1.24
LHS Borrower, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	8.89%	09/04/2031	76	73	69	0.02
Vertex Service Partners, LLC	(6) (8)	First Lien Debt	S +	6.00% (incl. 2.53% PIK)	9.73%	11/08/2030	317	311	306	0.10
Vertex Service Partners, LLC	(6) (8) (14)	First Lien Debt	S +	6.00% (incl. 2.53% PIK)	9.73%	11/08/2030	810	796	754	0.25
Vertex Service Partners, LLC	(6) (8) (14)	First Lien Debt	S +	6.00% (incl. 2.53% PIK)	9.73%	11/08/2030	62	61	60	0.02
								27,537	26,518	8.87
Diversified Telecommunication Services
Orbcomm, Inc.	(6) (8) (10)	First Lien Debt	S +	5.25%	8.92%	04/27/2032	2,283	2,260	2,260	0.76
Orbcomm, Inc.	(6) (8) (14)	First Lien Debt	S +	5.25%	8.92%	04/27/2032	68	67	67	0.02
Orbcomm, Inc.	(6) (8) (14)	First Lien Debt	S +	5.25%	8.92%	04/27/2032	—	(4)	(4)	—
								2,323	2,323	0.78
Electrical Equipment
Accel International Holdings, Inc.	(6) (9)	First Lien Debt	S +	4.25%	7.89%	04/26/2032	2,513	2,503	2,513	0.84
Accel International Holdings, Inc.	(6) (9) (14)	First Lien Debt	S +	4.25%	7.89%	04/26/2032	86	85	86	0.03
Kohler Energy Co, LLC		First Lien Debt	S +	3.00%	6.73%	05/01/2031	2,418	2,441	2,420	0.81
Spark Buyer, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.89%	10/15/2031	770	760	710	0.24
Spark Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	8.89%	10/15/2031	—	(2)	(24)	(0.01)
Spark Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	8.89%	10/15/2031	86	84	74	0.02
								5,871	5,779	1.93

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Electronic Equipment, Instruments & Components
Chamberlain Group, Inc.		First Lien Debt	S +	3.00%	6.64%	09/08/2032	982	986	982	0.33
Magneto Components Buyco, LLC	(6) (8)	First Lien Debt	S +	5.75%	9.48%	12/05/2030	2,564	2,521	2,564	0.86
Magneto Components Buyco, LLC	(6) (8) (14)	First Lien Debt	S +	5.75%	9.48%	12/05/2029	—	(6)	—	—
NDT Global Holding, Inc.	(6) (9) (10) (11)	First Lien Debt	S +	4.50%	8.14%	06/04/2032	3,109	3,082	3,063	1.02
NDT Global Holding, Inc.	(6) (9) (11) (14)	First Lien Debt	S +	4.50%	8.14%	06/04/2032	610	600	589	0.20
NDT Global Holding, Inc.	(6) (9) (11) (14)	First Lien Debt	S +	4.50%	8.14%	06/04/2032	—	(6)	(10)	—
Pamlico Avant Holdings, LP	(6) (8) (10)	First Lien Debt	S +	4.25%	7.98%	12/31/2032	4,833	4,787	4,760	1.59
Pamlico Avant Holdings, LP	(6) (8) (14)	First Lien Debt	S +	4.25%	7.98%	12/31/2032	—	(6)	(10)	—
								11,958	11,938	3.99
Entertainment
Pretzel Parent, Inc.		First Lien Debt	S +	4.50%	8.14%	10/01/2031	992	993	941	0.31
Varsity Brands, Inc.		First Lien Debt	S +	2.75%	6.48%	08/26/2031	990	993	991	0.33
								1,986	1,932	0.65
Financial Services
365 Retail Market, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	8.48%	05/06/2033	7,123	7,053	7,053	2.36
365 Retail Market, LLC	(6) (7) (14)	First Lien Debt	S +	4.75%	8.48%	05/06/2033	—	(3)	(3)	—
365 Retail Market, LLC	(6) (7) (14)	First Lien Debt	S +	4.75%	8.48%	05/06/2033	103	95	95	0.03
BCTO Bluebill Midco, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	4,889	4,845	4,816	1.61
BCTO Bluebill Midco, Inc.	(6) (8) (14)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	—	(5)	(9)	—
Cerity Partners, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.23%	07/28/2031	800	800	796	0.27
Cerity Partners, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.23%	07/28/2031	—	(2)	(4)	—
Cerity Partners, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.23%	07/28/2031	34	34	34	0.01
Cliffwater, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.14%	04/22/2032	5,412	5,365	5,371	1.80
Cliffwater, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.14%	04/22/2032	—	(4)	(4)	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
GC Waves Holdings, Inc.	(6) (8) (10)	First Lien Debt	S +	4.50%	8.14%	10/04/2030	1,915	1,915	1,899	0.64
GC Waves Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	4.50%	8.14%	10/04/2030	1,816	1,801	1,773	0.59
MAI Capital Management Intermediate, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.48%	08/29/2031	1,121	1,112	1,102	0.37
MAI Capital Management Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.48%	08/29/2031	1,039	1,025	1,013	0.34
MAI Capital Management Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.48%	08/29/2031	—	(3)	(7)	—
PMA Parent Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.48%	01/31/2031	3,028	2,996	2,991	1.00
PMA Parent Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.48%	01/31/2031	—	(3)	(3)	—
Synechron, Inc.		First Lien Debt	S +	3.75%	7.48%	10/03/2031	1,985	1,953	1,849	0.62
Trintech, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.39%	01/28/2033	3,763	3,727	3,678	1.23
Trintech, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.39%	01/28/2033	—	(3)	(14)	—
Trintech, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.39%	01/28/2033	—	(4)	(11)	—
								32,694	32,415	10.84
Food Products
Golden State Food, LLC		First Lien Debt	S +	3.50%	7.23%	12/04/2031	995	1,002	995	0.33

Ground Transportation
eShipping, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	2,841	2,827	2,812	0.94
eShipping, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(2)	(11)	—
eShipping, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(2)	(5)	—
SV Newco 2, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	8.73%	06/02/2031	5,530	5,506	5,498	1.84
SV Newco 2, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	8.73%	06/02/2031	2,534	2,508	2,499	0.84
SV Newco 2, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	5.00%	8.73%	06/02/2031	196	191	193	0.06
								11,028	10,986	3.68
Health Care Equipment & Supplies
CSHC Buyerco, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	8.73%	04/29/2033	1,393	1,379	1,379	0.46

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
CSHC Buyerco, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.73%	04/29/2033	121	119	119	0.04
CSHC Buyerco, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.73%	04/29/2033	—	(3)	(3)	—
Journey Personal Care Corp.	(8)	First Lien Debt	S +	3.75%	7.39%	03/01/2028	1,972	1,953	1,963	0.66
PerkinElmer U.S., LLC	(6) (7)	First Lien Debt	S +	4.50%	8.17%	03/13/2029	621	619	618	0.21
PerkinElmer U.S., LLC	(6) (7) (14)	First Lien Debt	S +	4.50%	8.17%	03/13/2029	—	(2)	(6)	—
Tidi Legacy Products, Inc.	(6) (7) (10)	First Lien Debt	S +	4.50%	8.14%	12/19/2029	4,297	4,280	4,297	1.44
Tidi Legacy Products, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.14%	12/19/2029	360	354	360	0.12
Tidi Legacy Products, Inc.	(6) (7) (14)	First Lien Debt	S +	4.50%	8.14%	12/19/2029	—	(3)	—	—
YI, LLC	(6) (7) (10)	First Lien Debt	S +	5.75%	9.39%	12/03/2029	1,668	1,647	1,668	0.56
YI, LLC	(6) (7) (14)	First Lien Debt	S +	5.75%	9.39%	12/03/2029	—	(3)	—	—
								10,340	10,395	3.48
Health Care Providers & Services
Blue River PetCare, LLC	(6) (10)	First Lien Debt	S +	5.00%	8.64%	08/01/2029	270	270	268	0.09
Blue River PetCare, LLC	(6) (14)	First Lien Debt	S +	5.00%	8.64%	08/01/2029	—	(2)	(5)	—
Blue River PetCare, LLC	(6) (14)	First Lien Debt	S +	5.00%	8.64%	08/01/2029	—	(1)	(1)	—
Gateway US Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.48%	09/22/2028	1,393	1,380	1,386	0.46
Gateway US Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.48%	09/22/2028	420	416	418	0.14
Gateway US Holdings, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	4.75%	8.48%	09/22/2028	—	—	—	—
Heartland Dental, LLC		First Lien Debt	S +	3.50%	7.14%	08/25/2032	1,489	1,497	1,489	0.50
iCIMS, Inc.	(6) (8)	First Lien Debt	S +	6.25%	9.92%	08/18/2028	949	945	917	0.31
iCIMS, Inc.	(6) (8) (14)	First Lien Debt	S +	6.25%	9.92%	08/18/2028	24	24	21	0.01
Imagine 360, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.48%	10/02/2028	3,193	3,174	3,193	1.07
Imagine 360, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.48%	10/02/2028	—	(1)	—	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Imagine 360, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.48%	10/02/2028	—	(2)	—	—
Invictus Buyer, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.23%	06/03/2031	1,592	1,580	1,592	0.53
Invictus Buyer, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.23%	06/03/2031	673	668	673	0.23
Invictus Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.23%	06/03/2031	—	(2)	—	—
Merative, LP	(6) (8) (10)	First Lien Debt	S +	4.50%	8.23%	09/30/2032	8,194	8,157	8,194	2.74
Merative, LP	(6) (8) (14)	First Lien Debt	S +	4.50%	8.23%	09/30/2032	—	(2)	—	—
Merative, LP	(6) (8) (14)	First Lien Debt	S +	4.50%	8.23%	09/30/2032	—	(4)	—	—
mPulse Mobile, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.48%	02/25/2033	4,822	4,778	4,641	1.55
mPulse Mobile, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.48%	02/25/2033	—	(2)	(17)	(0.01)
mPulse Mobile, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.48%	02/25/2033	—	(6)	(26)	(0.01)
PPV Intermediate Holdings, LLC	(6) (8)	First Lien Debt	S +	5.75%	9.42%	08/31/2029	658	655	648	0.22
Stepping Stones Healthcare Services, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.48%	01/05/2033	1,345	1,339	1,336	0.45
Stepping Stones Healthcare Services, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.48%	12/18/2032	—	(4)	(13)	—
Stepping Stones Healthcare Services, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.48%	12/18/2032	—	(2)	(3)	—
TA Polaris Buyer, Inc.	(6) (9)	First Lien Debt	S +	4.25%	7.91%	12/12/2032	6,973	6,940	6,910	2.31
TA Polaris Buyer, Inc.	(6) (9) (14)	First Lien Debt	S +	4.25%	7.91%	12/12/2032	901	892	875	0.29
TA Polaris Buyer, Inc.	(6) (9) (14)	First Lien Debt	S +	4.25%	7.91%	12/12/2032	—	(4)	(8)	—
U.S. Anesthesia Partners, Inc.	(9)	First Lien Debt	S +	4.00%	7.73%	10/02/2028	1,488	1,493	1,489	0.50
								34,176	33,977	11.37
Health Care Technology
Athenahealth Group, Inc.	(9)	First Lien Debt	S +	3.25%	6.89%	02/16/2032	982	982	971	0.32
Cotiviti Corporation		First Lien Debt	S +	2.75%	6.37%	05/01/2031	978	982	893	0.30
Hyland Software, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.39%	09/19/2030	2,788	2,763	2,784	0.93

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Hyland Software, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.39%	09/19/2029	—	(1)	—	—
								4,726	4,648	1.56
Household Durables
PHRG Intermediate, LLC		First Lien Debt	S +	4.00%	7.73%	02/20/2032	992	962	985	0.33

Industrial Conglomerates
Aptean, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	4,263	4,244	4,186	1.40
Aptean, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	—	(3)	(12)	—
Aptean, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	57	56	53	0.02
Goose Borrower, LP	(6) (8) (10)	First Lien Debt	S +	4.75%	8.48%	03/02/2033	6,184	6,125	6,122	2.05
Goose Borrower, LP	(6) (8) (14)	First Lien Debt	S +	4.75%	8.48%	03/02/2033	—	(11)	(11)	—
Raptor Merger Sub Debt, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.48%	04/01/2030	3,365	3,365	3,338	1.12
Raptor Merger Sub Debt, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.48%	04/01/2030	1,063	1,060	1,052	0.35
Raptor Merger Sub Debt, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.48%	04/01/2030	147	147	142	0.05
								14,983	14,870	4.97
Insurance Services
Alliant Holdings Intermediate, LLC		First Lien Debt	S +	2.50%	6.14%	09/19/2031	980	985	966	0.32
Amerilife Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.66%	08/31/2029	4,271	4,264	4,261	1.43
Amerilife Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.66%	08/31/2029	116	115	115	0.04
Amerilife Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.66%	08/31/2028	81	80	81	0.03
Fetch, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.39%	03/31/2033	1,700	1,684	1,683	0.56
Fetch, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.39%	03/31/2033	—	(2)	(3)	—
Fetch, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.39%	03/31/2033	—	(3)	(3)	—
Foundation Risk Partners Corp.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.48%	10/29/2030	1,393	1,386	1,393	0.47
Foundation Risk Partners Corp.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.48%	10/29/2029	69	68	69	0.02

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Galway Borrower, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.23%	09/29/2028	363	359	358	0.12
Galway Borrower, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.23%	09/29/2028	601	595	575	0.19
Higginbotham Insurance Agency, Inc.	(6) (7) (10)	First Lien Debt	S +	4.50%	8.14%	06/11/2031	5,385	5,374	5,385	1.80
Higginbotham Insurance Agency, Inc.	(6) (7) (14)	First Lien Debt	S +	4.50%	8.14%	06/11/2031	400	397	400	0.13
High Street Buyer, Inc.	(6) (8)	First Lien Debt	S +	4.25%	7.98%	04/14/2028	896	886	889	0.30
HUB International Limited	(8)	First Lien Debt	S +	2.25%	5.92%	06/20/2030	418	420	417	0.14
Inszone Mid, LLC	(6) (7)	First Lien Debt	S +	5.25%	8.98%	11/30/2029	916	904	909	0.30
Inszone Mid, LLC	(6) (7)	First Lien Debt	S +	5.25%	8.98%	11/30/2029	1,905	1,875	1,873	0.63
Inszone Mid, LLC	(6) (7) (14)	First Lien Debt	S +	5.25%	8.98%	11/30/2029	—	(3)	(3)	—
Integrity Marketing Acquisition, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	4,865	4,865	4,865	1.63
Integrity Marketing Acquisition, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	—	—	—	—
Iris Specialty Acquisiton, LLC	(6) (9) (10)	First Lien Debt	S +	4.50%	8.23%	11/22/2032	7,062	7,029	7,048	2.36
Iris Specialty Acquisiton, LLC	(6) (9) (14)	First Lien Debt	S +	4.50%	8.23%	11/22/2032	107	104	105	0.04
Iris Specialty Acquisiton, LLC	(6) (9) (14)	First Lien Debt	S +	4.50%	8.23%	11/22/2032	238	233	236	0.08
Majesco, Inc.	(6) (9) (10)	First Lien Debt	S +	4.50%	8.23%	01/07/2033	4,983	4,972	4,946	1.65
Majesco, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.23%	01/07/2033	—	(1)	(3)	—
One, Inc. Software Corporation	(6) (8) (10)	First Lien Debt	S +	4.50%	8.23%	12/06/2032	5,105	5,058	5,029	1.68
One, Inc. Software Corporation	(6) (8) (14)	First Lien Debt	S +	4.50%	8.23%	12/06/2032	—	(4)	(15)	(0.01)
One, Inc. Software Corporation	(6) (8) (14)	First Lien Debt	S +	4.50%	8.23%	12/06/2032	—	(4)	(6)	—
Patriot Growth Insurance Services, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.88%	10/16/2028	6,700	6,694	6,539	2.19
USI, Inc.		First Lien Debt	S +	2.25%	5.98%	09/29/2030	978	981	972	0.33
World Insurance Associates, LLC	(6) (7)	First Lien Debt	S +	5.00%	8.73%	04/03/2030	6,384	6,364	6,353	2.13
								55,675	55,434	18.55

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Interactive Media & Services
Aragorn Parent Corporation		First Lien Debt	S +	3.50%	7.14%	12/16/2030	987	994	989	0.33
FMG Suite Holdings, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.17%	09/09/2032	3,473	3,441	3,421	1.14
FMG Suite Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.17%	09/09/2032	—	(4)	(14)	—
FMG Suite Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.17%	09/09/2032	—	(5)	(9)	—
								4,426	4,387	1.47
IT Services
Apollo Acquisition, Inc.	(6) (8) (10)	First Lien Debt	S +	5.25%	8.90%	12/30/2031	5,352	5,308	5,246	1.76
Apollo Acquisition, Inc.	(6) (8) (14)	First Lien Debt	S +	5.25%	8.90%	12/30/2031	12	5	(22)	(0.01)
Apollo Acquisition, Inc.	(6) (8) (14)	First Lien Debt	S +	5.25%	8.90%	12/30/2030	—	(6)	(15)	—
Asurion, LLC		First Lien Debt	S +	4.25%	7.91%	09/19/2030	1,972	1,967	1,947	0.65
Bridgepointe Technologies, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	8.48%	04/18/2033	2,629	2,603	2,603	0.87
Bridgepointe Technologies, LLC	(6) (7) (14)	First Lien Debt	S +	4.75%	8.48%	04/18/2033	165	159	159	0.05
Bridgepointe Technologies, LLC	(6) (7) (14)	First Lien Debt	S +	4.75%	8.48%	04/18/2033	—	(3)	(3)	—
Catalis Intermediate, Inc.	(6) (8)	First Lien Debt	S +	5.25%	9.13%	08/04/2027	2,041	2,041	2,030	0.68
Catalis Intermediate, Inc.	(6) (8)	First Lien Debt	S +	5.25%	9.13%	08/04/2027	671	671	668	0.22
Catalis Intermediate, Inc.	(6) (8) (14)	First Lien Debt	S +	5.25%	9.13%	08/04/2027	—	—	(1)	—
Cyber US Bidco, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	8.73%	12/30/2032	4,044	4,006	3,964	1.33
Cyber US Bidco, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.73%	12/30/2032	—	(4)	(16)	(0.01)
Cyber US Bidco, LLC	(6) (8) (11) (14)	First Lien Debt	S +	5.00%	8.73%	12/30/2032	—	(3)	(7)	—
GI DI Cornfield Acquisition, LLC	(6) (10)	First Lien Debt	S +	4.50%	8.24%	03/09/2029	3,870	3,839	3,855	1.29
GI DI Cornfield Acquisition, LLC	(6) (10)	First Lien Debt	S +	4.50%	8.24%	03/09/2029	1,980	1,973	1,972	0.66
NAB Holdings, LLC	(9)	First Lien Debt	S +	2.50%	6.23%	11/23/2028	1,985	1,939	1,843	0.62
Redwood Services Group, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	8.99%	06/15/2029	355	350	301	0.10

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Ridge Trail US Bidco, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.23%	09/30/2031	4,851	4,811	4,851	1.62
Ridge Trail US Bidco, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	4.50%	8.23%	09/30/2031	164	156	164	0.05
Ridge Trail US Bidco, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	4.50%	8.23%	03/31/2031	—	(4)	—	—
Sedgwick Claims Management Services, Inc.		First Lien Debt	S +	2.50%	6.14%	07/31/2031	980	985	967	0.32
Thrive Buyer, Inc. (Thrive Networks)	(6) (8)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.73%	02/02/2032	4,440	4,403	4,218	1.41
Thrive Buyer, Inc. (Thrive Networks)	(6) (8)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.73%	02/02/2032	1,019	1,011	968	0.32
Thrive Buyer, Inc. (Thrive Networks)	(6) (8) (14)	First Lien Debt	S +	4.50%	8.23%	02/02/2032	221	216	192	0.06
								36,423	35,884	12.01
Leisure Products
Recess Holdings, Inc.	(7)	First Lien Debt	S +	3.75%	7.42%	02/20/2030	980	988	978	0.33

Life Sciences Tools & Services
Model N, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.48%	06/27/2031	6,728	6,676	6,654	2.23
Model N, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.48%	06/27/2031	49	48	49	0.02
Model N, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.48%	06/27/2031	—	—	(1)	—
								6,724	6,702	2.24
Machinery
AI Aqua Merger Sub, Inc.	(9)	First Lien Debt	S +	2.50%	6.14%	07/31/2028	493	494	492	0.16
Chase Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.42%	10/30/2028	723	716	708	0.24
Chase Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.42%	10/30/2028	13	13	12	0.00
Cleanova US Holdings, LLC		First Lien Debt	S +	4.75%	8.41%	06/14/2032	993	997	976	0.33
Icebox Holdco III, Inc.	(9)	First Lien Debt	S +	3.25%	6.98%	12/22/2031	491	495	492	0.16
TK Elevator US Newco, Inc.	(9)	First Lien Debt	S +	2.75%	6.38%	04/30/2030	980	986	984	0.33
								3,701	3,664	1.23
Multi-Utilities
Vessco Midco Holdings, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.15%	07/24/2031	1,268	1,262	1,249	0.42

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Vessco Midco Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.15%	07/24/2031	—	(3)	(18)	(0.01)
								1,259	1,231	0.41
Pharmaceuticals
Real Chemistry Intermediate III, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.23%	04/12/2032	2,115	2,106	2,083	0.70
Real Chemistry Intermediate III, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.23%	04/12/2032	630	626	616	0.21
Real Chemistry Intermediate III, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.23%	04/12/2032	—	(2)	(7)	—
Specialty Pharma III, Inc.	(6) (9) (10)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	3,706	3,688	3,669	1.23
Specialty Pharma III, Inc.	(6) (9) (14)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	60	58	55	0.02
								6,476	6,416	2.15
Professional Services
Accordion Partners, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	8.67%	11/17/2031	6,896	6,846	6,844	2.29
Accordion Partners, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.67%	11/17/2031	1,164	1,154	1,150	0.38
Accordion Partners, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.67%	11/17/2031	—	(6)	(6)	—
Ascend Partner Services, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	1,930	1,915	1,906	0.64
Ascend Partner Services, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	4,021	3,987	3,967	1.33
Ascend Partner Services, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	—	(5)	(8)	—
Bullhorn, Inc.	(6) (7)	First Lien Debt	S +	5.00%	8.64%	10/01/2029	1,047	1,041	1,039	0.35
Bullhorn, Inc.	(6) (7)	First Lien Debt	S +	5.00%	8.64%	10/01/2029	424	423	422	0.14
Bullhorn, Inc.	(6) (7) (14)	First Lien Debt	S +	5.00%	8.64%	10/01/2029	10	10	9	—
Carr, Riggs and Ingram Capital, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.23%	11/18/2031	3,407	3,379	3,381	1.13
Carr, Riggs and Ingram Capital, LLC	(6) (9) (14)	First Lien Debt	S +	4.50%	8.23%	11/18/2031	616	608	603	0.20
Carr, Riggs and Ingram Capital, LLC	(6) (9) (14)	First Lien Debt	S +	4.50%	8.23%	11/18/2031	130	124	124	0.04
Deerfield Dakota Holding, LLC	(6) (8)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.48%	09/13/2032	13,017	12,902	12,775	4.27
Deerfield Dakota Holding, LLC	(6) (8) (14)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.48%	09/13/2032	440	429	418	0.14

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
GPS Merger Sub, LLC	(6) (7) (10)	First Lien Debt	S +	5.00%	8.64%	10/02/2029	1,830	1,810	1,830	0.61
GPS Merger Sub, LLC	(6) (7) (14)	First Lien Debt	S +	5.00%	8.64%	10/02/2029	84	81	84	0.03
GPS Merger Sub, LLC	(6) (7) (14)	First Lien Debt	S +	5.00%	8.64%	10/02/2029	82	78	82	0.03
IG Investment Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	8.66%	09/22/2028	4,426	4,399	4,426	1.48
IG Investment Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.66%	09/22/2028	—	(3)	—	—
KENG Acquisition, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.16%	08/01/2029	282	278	278	0.09
KENG Acquisition, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.16%	08/01/2029	216	212	213	0.07
KENG Acquisition, Inc.	(6) (7) (14)	First Lien Debt	S +	4.50%	8.16%	08/01/2029	—	(1)	(2)	—
UHY Advisors, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	2,180	2,162	2,164	0.72
UHY Advisors, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	1,466	1,451	1,450	0.49
UHY Advisors, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	123	119	119	0.04
Verdantas, LLC	(6) (8) (10)	First Lien Debt	S +	5.25%	8.98%	05/06/2031	5,057	5,027	4,931	1.65
Verdantas, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.98%	05/06/2031	114	112	111	0.04
Verdantas, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	8.98%	05/06/2030	84	81	77	0.03
WIPFLI Advisory, LLC	(6) (8)	First Lien Debt	S +	4.25%	7.94%	10/01/2032	2,769	2,756	2,741	0.92
WIPFLI Advisory, LLC	(6) (8) (14)	First Lien Debt	S +	4.25%	7.94%	10/01/2032	171	168	161	0.05
WIPFLI Advisory, LLC	(6) (8) (14)	First Lien Debt	S +	4.25%	7.94%	10/01/2032	—	(3)	(7)	—
								51,534	51,282	17.16
Real Estate Management & Development
Associations, Inc.	(6) (7)	First Lien Debt	S +	6.50%	10.42%	07/03/2028	858	858	858	0.29
Associations, Inc.	(6) (7) (14)	First Lien Debt	S +	6.50%	10.42%	07/03/2028	36	36	36	0.01
Associations, Inc.	(6) (7) (14)	First Lien Debt	S +	6.50%	10.42%	07/03/2028	—	—	—	—
Inhabitiq, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.14%	01/12/2032	4,092	4,075	4,092	1.37

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Inhabitiq, Inc.	(6) (8) (14)	First Lien Debt	S +	4.50%	8.14%	01/12/2032	—	(2)	—	—
Inhabitiq, Inc.	(6) (8) (14)	First Lien Debt	S +	4.50%	8.14%	01/12/2032	—	(3)	—	—
Metropolis Technologies, Inc.		First Lien Debt	S +	5.25%	8.92%	11/03/2032	995	990	977	0.33
MRI Software, LLC	(6) (7)	First Lien Debt	S +	4.75%	8.48%	02/10/2028	7,489	7,498	7,472	2.50
MRI Software, LLC	(6) (7)	First Lien Debt	S +	4.75%	8.48%	02/10/2028	1,011	1,007	1,007	0.34
MRI Software, LLC	(6) (7) (14)	First Lien Debt	S +	4.75%	8.48%	02/10/2028	103	102	102	0.03
								14,561	14,544	4.87
Software
Apryse Software Corp.	(6) (9) (10)	First Lien Debt	S +	4.50%	8.24%	06/28/2032	6,003	5,949	6,002	2.01
Apryse Software Corp.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.24%	06/28/2032	292	288	292	0.10
Archduke Buyer, Inc.	(6) (9) (10)	First Lien Debt	S +	5.50%	9.16%	12/03/2032	3,776	3,741	3,684	1.23
Archduke Buyer, Inc.	(6) (9) (14)	First Lien Debt	S +	5.50%	9.16%	12/03/2032	—	(3)	(7)	—
Artifact Bidco, Inc.	(6) (9)	First Lien Debt	S +	4.15%	7.88%	07/28/2031	2,113	2,097	2,113	0.71
Artifact Bidco, Inc.	(6) (9) (14)	First Lien Debt	S +	4.15%	7.88%	07/28/2031	—	(2)	—	—
Artifact Bidco, Inc.	(6) (9) (14)	First Lien Debt	S +	4.15%	7.88%	07/26/2030	—	(2)	—	—
AuditBoard, Inc.	(6) (8) (10)	First Lien Debt	S +	5.00%	8.72%	07/14/2031	7,029	6,977	6,808	2.28
AuditBoard, Inc.	(6) (8)	First Lien Debt	S +	5.00%	8.72%	07/14/2031	1,714	1,700	1,660	0.56
AuditBoard, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	8.72%	07/14/2031	—	(5)	(22)	(0.01)
Banyan Software Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	9.14%	01/02/2031	2,404	2,385	2,374	0.79
Banyan Software Holdings, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.14%	01/02/2031	4,371	4,314	4,257	1.42
Banyan Software Holdings, LLC	(6) (7) (14)	First Lien Debt	S +	5.50%	9.14%	01/02/2031	48	46	45	0.02
Clover Holdings 2, LLC		First Lien Debt	S +	3.75%	7.38%	12/09/2031	1,990	1,998	1,897	0.63
Coupa Holdings, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.91%	02/27/2030	2,892	2,880	2,892	0.97

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Coupa Holdings, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.91%	02/27/2030	264	261	264	0.09
Coupa Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	8.91%	02/27/2029	135	134	135	0.05
Diligent Corporation	(6) (8)	First Lien Debt	S +	8.42% PIK	12.09%	08/02/2030	8,679	8,656	8,519	2.85
Diligent Corporation	(6) (8) (14)	First Lien Debt	S +	8.42% PIK	12.09%	08/02/2030	367	365	349	0.12
Drake Software, LLC		First Lien Debt	S +	4.25%	7.98%	06/26/2031	992	973	943	0.32
E-Discovery AcquireCo, LLC	(6) (7) (10)	First Lien Debt	S +	6.25%	9.81%	08/29/2029	1,451	1,438	1,398	0.47
E-Discovery AcquireCo, LLC	(6) (7) (14)	First Lien Debt	S +	6.25%	9.81%	08/29/2029	51	50	47	0.02
Emburse, Inc.	(6) (8)	First Lien Debt	S +	4.25%	7.98%	05/28/2032	3,684	3,676	3,684	1.23
Emburse, Inc.	(6) (8) (14)	First Lien Debt	S +	4.25%	7.98%	05/28/2032	—	(1)	—	—
Emburse, Inc.	(6) (8) (14)	First Lien Debt	S +	4.25%	7.98%	05/28/2032	—	(1)	—	—
Epicor Software Corporation		First Lien Debt	S +	2.75%	6.39%	05/30/2031	491	493	469	0.16
Espresso Bidco, Inc.	(6) (8)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.48%	03/25/2032	4,460	4,405	4,371	1.46
Espresso Bidco, Inc.	(6) (8) (14)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.48%	03/25/2032	1,104	1,088	1,080	0.36
Espresso Bidco, Inc.	(6) (8) (14)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.48%	03/25/2032	—	(6)	(11)	—
Everbridge Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	8.68%	07/02/2031	7,732	7,702	7,732	2.59
Everbridge Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.68%	07/02/2031	41	41	41	0.01
Everbridge Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.68%	07/02/2031	—	—	—	—
Formstack Acquisition, Co.	(6) (7)	First Lien Debt	S +	5.25%	8.98%	03/28/2030	1,847	1,828	1,830	0.61
Formstack Acquisition, Co.	(6) (7)	First Lien Debt	S +	5.25%	8.98%	03/28/2030	180	178	178	0.06
Formstack Acquisition, Co.	(6) (7) (14)	First Lien Debt	S +	5.25%	8.98%	03/28/2030	79	75	75	0.03
Fullsteam Operations, LLC	(6) (8) (10)	First Lien Debt	S +	5.25%	8.90%	08/08/2031	4,846	4,803	4,708	1.58
Fullsteam Operations, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	8.90%	08/08/2031	—	(7)	(46)	(0.02)
Fullsteam Operations, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	8.90%	08/08/2031	175	170	160	0.05

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Granicus, Inc.	(6) (8)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.41%	01/17/2031	1,599	1,588	1,599	0.53
Granicus, Inc.	(6) (8) (14)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.41%	01/17/2031	2,889	2,866	2,889	0.97
Granicus, Inc.	(6) (8) (14)	First Lien Debt	P +	4.25%	11.00%	01/17/2031	18	16	18	0.01
GS AcquisitionCo, Inc.	(6) (7)	First Lien Debt	S +	5.25%	8.98%	05/25/2028	1,549	1,546	1,454	0.49
GS AcquisitionCo, Inc.	(6) (8)	First Lien Debt	S +	5.25%	8.98%	05/25/2028	58	58	55	0.02
GS AcquisitionCo, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	8.98%	05/25/2028	194	193	182	0.06
Hootsuite, Inc.	(6) (8) (11)	First Lien Debt	S +	5.50%	9.17%	05/22/2030	2,646	2,618	2,606	0.87
Hootsuite, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	5.50%	9.17%	05/22/2030	36	33	32	0.01
Icefall Parent, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.23%	01/25/2030	1,769	1,745	1,769	0.59
Icefall Parent, Inc.	(6) (7) (14)	First Lien Debt	S +	4.50%	8.23%	01/25/2030	—	(2)	—	—
Jawbreaker Parent, Inc.	(6) (9) (10)	First Lien Debt	S +	4.75%	8.48%	01/31/2033	7,931	7,856	7,812	2.61
Jawbreaker Parent, Inc.	(6) (9) (14)	First Lien Debt	S +	4.75%	8.48%	01/31/2033	—	(5)	(16)	(0.01)
Jawbreaker Parent, Inc.	(6) (9) (14)	First Lien Debt	S +	4.75%	8.48%	01/31/2033	—	(10)	(16)	(0.01)
LogRhythm, Inc.	(6) (7)	First Lien Debt	S +	7.50% (incl. 6.75% PIK)	11.16%	07/02/2029	1,375	1,348	1,193	0.40
LogRhythm, Inc.	(6) (7) (14)	First Lien Debt	S +	7.50% (incl. 6.75% PIK)	11.16%	07/02/2029	—	(2)	(18)	(0.01)
Nasuni Corporation	(6) (8)	First Lien Debt	S +	5.00%	8.73%	09/10/2030	4,138	4,091	4,065	1.36
Nasuni Corporation	(6) (8) (14)	First Lien Debt	S +	5.00%	8.73%	09/10/2030	—	(9)	(15)	(0.01)
OceanKey (U.S.) II Corp.	(9)	First Lien Debt	S +	3.50%	7.24%	12/15/2028	1,972	1,971	1,886	0.63
Onit, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.36%	01/27/2032	7,444	7,397	7,444	2.49
Onit, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.36%	01/27/2032	—	(6)	—	—
Onit, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.36%	01/27/2032	—	(4)	—	—
Optimizely North America, Inc.	(6) (8) (11)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.14%	10/30/2031	3,027	3,002	2,913	0.97
Optimizely North America, Inc.	(6) (8) (11)	First Lien Debt	E +	5.75% (incl. 3.00% PIK)	7.80%	10/30/2031	€1,114	1,201	1,226	0.41

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Optimizely North America, Inc.	(6) (8) (11)	First Lien Debt	SA +	6.00% (incl. 3.00% PIK)	9.73%	10/30/2031	£371	479	474	0.16
Optimizely North America, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.14%	10/30/2031	—	(3)	(17)	(0.01)
Project Alpha Intermediate Holding, Inc.	(9)	First Lien Debt	S +	3.25%	6.98%	10/26/2030	1,489	1,490	1,071	0.36
Runway Bidco, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.23%	12/17/2031	5,396	5,351	5,261	1.76
Runway Bidco, LLC	(6) (9) (14)	First Lien Debt	S +	4.50%	8.23%	12/17/2031	—	(5)	(34)	(0.01)
Runway Bidco, LLC	(6) (9) (14)	First Lien Debt	S +	4.50%	8.23%	12/17/2031	—	(5)	(17)	(0.01)
Saturn Borrower, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	9.73%	11/10/2028	5,173	5,121	5,024	1.68
Saturn Borrower, Inc.	(6) (7) (14)	First Lien Debt	S +	6.00%	9.73%	11/10/2028	234	226	210	0.07
UKG, Inc.		First Lien Debt	S +	2.25%	5.91%	02/10/2031	491	493	462	0.15
Vanco Payment Solutions, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.48%	12/01/2031	3,706	3,672	3,632	1.22
Vanco Payment Solutions, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.48%	12/01/2031	—	(2)	(3)	—
Vision Solutions, Inc.	(8)	First Lien Debt	S +	4.00%	7.93%	04/24/2028	982	980	747	0.25
								123,972	121,809	40.75
Specialty Retail
Les Schwab Tire Centers		First Lien Debt	S +	2.50%	6.17%	04/23/2031	392	393	390	0.13

Textiles, Apparel & Luxury Goods
Gloves Buyer, Inc.	(9)	First Lien Debt	S +	4.00%	7.64%	05/21/2032	1,990	1,981	1,995	0.67

Transportation Infrastructure
Jeppesen Holdings, LLC	(6) (9)	First Lien Debt	S +	4.75%	8.41%	11/01/2032	7,838	7,802	7,760	2.60
Jeppesen Holdings, LLC	(6) (9) (14)	First Lien Debt	S +	4.75%	8.41%	11/01/2032	—	(2)	(4)	—
KKR Apple Bidco, LLC		First Lien Debt	S +	2.50%	6.14%	09/23/2031	489	489	489	0.16
								8,289	8,245	2.76
Wireless Telecommunication Services
CCI Buyer, Inc.	(6) (8)	First Lien Debt	S +	5.00%	8.73%	05/13/2032	4,923	4,880	4,887	1.64

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
CCI Buyer, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	8.73%	05/13/2032	—	(2)	(2)	—
Mobile Communications America, Inc.	(6) (7)	First Lien Debt	S +	4.75%	8.42%	10/16/2029	998	989	998	0.33
Mobile Communications America, Inc.	(6) (7)	First Lien Debt	S +	4.75%	8.42%	10/16/2029	472	464	472	0.16
Mobile Communications America, Inc.	(6) (7) (14)	First Lien Debt	S +	4.75%	8.42%	10/16/2029	—	(1)	—	—
								6,330	6,355	2.13
Total Debt Investments - non-controlled/non-affiliated								$601,569	$595,171	199.12%
Debt Investments - non-controlled/affiliated
Health Care Providers & Services
DCA Buyer, LLC	(6) (8) (15)	First Lien Debt	S +	5.00%	8.75%	06/02/2031	160	159	159	0.05
DCA Buyer, LLC	(6) (8) (15)	First Lien Debt	S +	6.50% (incl. 2.25% PIK)	10.25%	06/02/2031	1,084	1,084	1,084	0.36
Total Debt Investments - non-controlled/affiliated								$1,243	$1,243	0.42%
Total Debt Investments								$602,812	$596,414	199.54%

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(6) (12) (13)	Common Equity		01/17/2025	145,000	$138	$208	0.07%

Diversified Consumer Services
Eclipse Topco, Inc.	(6) (12)	Preferred Equity	12.50% PIK	09/05/2024	10	127	121	0.04
Leaf Home, LLC	(6) (12)	Preferred Equity	14.00% PIK	09/05/2025	250	271	331	0.11
Leaf Home, LLC	(6) (12) (13)	Warrants		09/05/2025	1	—	—	—
						398	452	0.15
Electrical Equipment
Sparkstone Electrical Group	(6) (12) (13)	Common Equity		10/15/2024	1,500	150	70	0.02

Interactive Media & Services
FMG Suite Holdings, LLC	(6) (12) (13)	Common Equity		09/09/2025	250	—	—	—
FMG Suite Holdings, LLC	(6) (12)	Preferred Equity	8.00% PIK	09/09/2025	250	267	256	0.09

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

						267	256	0.09
Professional Services
Verdantas, LLC	(6) (12) (13)	Common Equity		05/03/2024	796	1	1	—
Verdantas, LLC	(6) (12)	Preferred Equity	10.00% PIK	05/03/2024	78,804	97	111	0.04
						98	112	0.04
Software
Reveal Data Solutions	(6) (12) (13)	Common Equity		08/29/2023	12,307	16	10	—
Total Equity Investments - non-controlled/non-affiliated						$1,067	$1,108	0.37%
Equity Investments - non-controlled/affiliated
Health Care Providers & Services
DCA TopCo, LP	(6) (12) (13) (15)	Common Equity		06/02/2026	69,813	592	592	0.20
Total Equity Investments - non-controlled/affiliated						$592	$592	0.20%
Total Equity Investments						$1,659	$1,700	0.57%
Total Portfolio Investments						$604,471	$598,114	200.11%

(1)

Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” includes the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2026, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2026, the Company was an “affiliated person” of any one portfolio company.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the SMBC Facility (as defined below). See Note 6 "Debt".
(3)

Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2026. As of June 30, 2026, the reference rates for our variable rate loans were the C at 2.34%, 1-month E at 2.20%, 1-month S at 3.65%, 3-month S at 3.73%, 6-month S at 3.85%, SA at 3.73% and the P at 6.75%.

(4)

Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$” or “USD”) unless otherwise noted, Euro (“€”), Great British Pound (“GBP”), or Canadian dollar (“CAD”).

(5)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)

These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company's Valuation Designee (the “Valuation Designee”) under the supervision of the Company’s Board of Directors (the “Board of Directors” or the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.

(7)	Loan includes interest rate floor of 1.00%.
(8)	Loan includes interest rate floor of 0.75%.
(9)	Loan includes interest rate floor of 0.50%.

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

(10)	Assets or a portion thereof are pledged as collateral for the Barclays Funding Facility. See Note 6 "Debt".
(11)

The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026 non-qualifying assets represented 4.69% of total assets as calculated in accordance with regulatory requirements.

(12)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of June 30, 2026, the aggregate fair value of these securities was $1,700 or 0.57% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(13)	Non-income producing security.
(14)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2026:

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Market, LLC	Delayed Draw Term Loan	05/08/2028	$516	$(2)
365 Retail Market, LLC	Revolver	05/06/2033	757	(7)
AA&D Midco, Inc.	Revolver	11/29/2030	1,124	(11)
AWP Group Holdings, Inc.	Revolver	12/22/2032	178	(2)
Accel International Holdings, Inc.	Revolver	04/26/2032	346	—
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	607	(5)
Accordion Partners, LLC	Revolver	11/17/2031	783	(6)
Amerilife Holdings, LLC	Delayed Draw Term Loan	02/28/2027	534	(1)
Amerilife Holdings, LLC	Revolver	08/31/2028	244	(1)
Any Hour, LLC	Revolver	05/23/2030	31	(3)
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	1,730	(34)
Apollo Acquisition, Inc.	Revolver	12/30/2030	769	(15)
Apryse Software Corp.	Revolver	06/28/2032	206	—
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	678	(12)
Aptean, Inc.	Revolver	01/30/2031	193	(3)
Archduke Buyer, Inc.	Revolver	12/03/2032	274	(7)
Arcoro Holdings Corp.	Revolver	03/28/2030	261	(8)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	517	—
Artifact Bidco, Inc.	Revolver	07/26/2030	369	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2027	321	(4)
Ascend Partner Services, LLC	Revolver	08/11/2031	673	(8)
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	32	—
Associations, Inc.	Revolver	07/03/2028	54	—
Astra Service Partners, LLC	Delayed Draw Term Loan	11/26/2027	710	(3)
AuditBoard, Inc.	Revolver	07/14/2031	686	(22)
BCTO Bluebill Midco, Inc.	Revolver	07/30/2032	611	(9)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/08/2027	4,854	(61)
Banyan Software Holdings, LLC	Revolver	01/02/2031	213	(3)
Blue River PetCare, LLC	Delayed Draw Term Loan	02/11/2028	701	(5)
Blue River PetCare, LLC	Revolver	08/01/2029	127	(1)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	04/17/2028	864	(5)
Bridgepointe Technologies, LLC	Revolver	04/18/2033	343	(3)
Bullhorn, Inc.	Revolver	10/01/2029	65	—
CCI Buyer, Inc.	Revolver	05/13/2032	290	(2)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	3,167	(32)
COP Collisionright Parent, LLC	Revolver	01/29/2030	252	(3)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	396	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	471	—
CSHC Buyerco, LLC	Delayed Draw Term Loan	04/30/2029	177	(1)
CSHC Buyerco, LLC	Revolver	04/29/2033	260	(2)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	1,128	(8)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	670	(5)
Catalis Intermediate, Inc.	Revolver	08/04/2027	245	(1)
Cerity Partners, LLC	Delayed Draw Term Loan	12/20/2027	788	(4)
Cerity Partners, LLC	Revolver	07/28/2031	37	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Chase Intermediate, LLC	Delayed Draw Term Loan	04/10/2027	126	(2)
Chase Intermediate, LLC	Revolver	10/30/2028	22	—
Cliffwater, LLC	Revolver	04/22/2032	520	(4)
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	993	(17)
Consor Intermediate II, LLC	Delayed Draw Term Loan	11/10/2026	373	—
Consor Intermediate II, LLC	Revolver	05/12/2031	137	—
Coupa Holdings, LLC	Revolver	02/27/2029	67	—
Cyber US Bidco, LLC	Delayed Draw Term Loan	01/02/2029	797	(16)
Cyber US Bidco, LLC	Revolver	12/30/2032	350	(7)
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	661	(13)
DA Blocker Corp.	Revolver	02/10/2032	190	(4)
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	760	(14)
Diligent Corporation	Revolver	08/02/2030	562	(10)
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	3,250	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	588	—
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	44	(2)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2026	588	—
EVDR Purchaser, Inc.	Revolver	02/14/2031	241	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	160	(3)
Eclipse Buyer, Inc.	Revolver	09/06/2031	81	(1)
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	658	—
Emburse, Inc.	Revolver	05/28/2032	658	—
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	96	(2)
Espresso Bidco, Inc.	Revolver	03/25/2032	527	(11)
Essential Services Holding Corporation	Revolver	06/17/2030	32	(2)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2027	65	—
Everbridge Holdings, LLC	Revolver	07/02/2031	43	—
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	943	(14)
FMG Suite Holdings, LLC	Revolver	09/09/2032	566	(8)
Fetch, Inc.	Delayed Draw Term Loan	10/02/2028	500	(2)
Fetch, Inc.	Revolver	03/31/2033	300	(3)
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	813	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	600	—
Formstack Acquisition, Co.	Revolver	03/28/2030	296	(3)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	600	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	132	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	1,615	(46)
Fullsteam Operations, LLC	Revolver	08/08/2031	363	(10)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/06/2027	3,247	(27)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/04/2027	251	—
GPS Merger Sub, LLC	Revolver	10/02/2029	330	—
Galway Borrower, LLC	Delayed Draw Term Loan	02/07/2028	1,250	(18)
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	1,136	(17)
GarageCo Intermediate II, LLC	Revolver	08/02/2032	341	(5)
Gateway US Holdings, Inc.	Revolver	09/22/2028	54	—
Goose Borrower, LP	Revolver	03/02/2033	1,097	(11)

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Granicus, Inc.	Delayed Draw Term Loan	07/31/2026	398	—
Granicus, Inc.	Revolver	01/17/2031	202	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	60	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/10/2027	280	—
Hootsuite, Inc.	Revolver	05/22/2030	264	(4)
Hyland Software, Inc.	Revolver	09/19/2029	136	—
IG Investment Holdings, LLC	Revolver	09/22/2028	505	—
Icefall Parent, Inc.	Revolver	01/25/2030	174	—
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	458	—
Imagine 360, LLC	Revolver	10/02/2028	284	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	1,148	—
Inhabitiq, Inc.	Revolver	01/12/2032	718	—
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	2,296	(17)
Inszone Mid, LLC	Revolver	11/30/2029	336	(3)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	48	—
Invictus Buyer, LLC	Revolver	06/03/2031	250	—
Iris Buyer, LLC	Revolver	10/02/2029	199	(1)
Iris Specialty Acquisiton, LLC	Delayed Draw Term Loan	11/20/2028	1,083	(2)
Iris Specialty Acquisiton, LLC	Revolver	11/22/2032	809	(2)
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	01/30/2029	1,034	(16)
Jawbreaker Parent, Inc.	Revolver	01/31/2033	1,034	(16)
Jeppesen Holdings, LLC	Revolver	11/01/2032	392	(4)
Jonathan Acquisition Company	Revolver	05/11/2029	393	(6)
KENG Acquisition, Inc.	Revolver	08/01/2029	105	(2)
Kodiak Buyer, LLC	Delayed Draw Term Loan	07/26/2027	488	(1)
Kodiak Buyer, LLC	Revolver	07/26/2032	429	(1)
LHS Borrower, LLC	Revolver	09/04/2031	217	(5)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/17/2028	618	(5)
LJ Avalon Holdings, LLC	Revolver	02/01/2029	390	(3)
LogRhythm, Inc.	Revolver	07/02/2029	136	(18)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	220	(4)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	12/11/2028	800	(4)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	406	(7)
MRI Software, LLC	Delayed Draw Term Loan	10/04/2027	788	(2)
MRI Software, LLC	Revolver	02/10/2028	308	(1)
Magneto Components Buyco, LLC	Revolver	12/05/2029	423	—
Majesco, Inc.	Revolver	01/07/2033	433	(3)
ManTech International CP	Revolver	09/14/2028	227	(1)
Merative, LP	Delayed Draw Term Loan	09/30/2027	941	—
Merative, LP	Revolver	09/30/2032	824	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	854	—
Mobile Communications America, Inc.	Revolver	10/16/2029	165	—
Model N, Inc.	Revolver	06/27/2031	52	(1)
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	780	(12)
NDT Global Holding, Inc.	Revolver	06/04/2032	696	(10)
Nasuni Corporation	Revolver	09/10/2030	862	(15)

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
OEConnection, LLC	Delayed Draw Term Loan	12/26/2028	876	(23)
OEConnection, LLC	Revolver	12/23/2032	231	(6)
One, Inc. Software Corporation	Delayed Draw Term Loan	12/06/2027	982	(15)
One, Inc. Software Corporation	Revolver	12/06/2032	393	(6)
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	1,528	—
Onit, Inc.	Revolver	01/27/2032	509	—
Optimizely North America, Inc.	Revolver	10/30/2031	449	(17)
Orbcomm, Inc.	Delayed Draw Term Loan	04/27/2028	258	(1)
Orbcomm, Inc.	Revolver	04/27/2032	391	(4)
PMA Parent Holdings, LLC	Revolver	01/31/2031	245	(3)
Pamlico Avant Holdings, LP	Revolver	12/31/2032	655	(10)
PerkinElmer U.S., LLC	Delayed Draw Term Loan	10/25/2027	1,129	(6)
Project Potter Buyer, LLC	Revolver	04/23/2027	150	—
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	1,032	(3)
Railpros Parent, LLC	Revolver	05/24/2032	737	(2)
Raptor Merger Sub Debt, LLC	Delayed Draw Term Loan	03/10/2028	729	(3)
Raptor Merger Sub Debt, LLC	Revolver	04/01/2030	403	(3)
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	310	(5)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	470	(7)
Redwood Services Group, LLC	Delayed Draw Term Loan	02/11/2028	1,812	(45)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	1,017	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	394	—
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	1,131	(13)
Routeware, Inc.	Revolver	09/18/2031	273	(3)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	1,358	(34)
Runway Bidco, LLC	Revolver	12/17/2031	679	(17)
SV Newco 2, Inc.	Delayed Draw Term Loan	03/22/2028	3,299	(20)
SV Newco 2, Inc.	Revolver	06/02/2031	366	(2)
Saturn Borrower, Inc.	Revolver	11/10/2028	623	(18)
Sonny's Enterprises, LLC	Revolver	08/05/2027	29	(1)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	313	(24)
Spark Buyer, LLC	Revolver	10/15/2031	70	(5)
Specialty Pharma III, Inc.	Revolver	12/23/2032	418	(4)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	01/05/2028	1,742	(13)
Stepping Stones Healthcare Services, LLC	Revolver	12/18/2032	401	(3)
Superman Holdings, LLC	Revolver	08/29/2031	387	(3)
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	2,005	(18)
TA Polaris Buyer, Inc.	Revolver	12/12/2032	872	(8)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	07/01/2027	1,790	(4)
Tamarack Intermediate, LLC	Revolver	03/12/2029	699	(2)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	351	(18)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	261	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	587	(16)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	275	(8)
Transit Technologies, LLC	Revolver	08/20/2030	545	(15)
Trintech, Inc.	Delayed Draw Term Loan	01/28/2028	627	(14)

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Trintech, Inc.	Revolver	01/28/2033	470	(11)
Two Six Labs, LLC	Revolver	08/20/2030	150	(1)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	740	(6)
UHY Advisors, Inc.	Revolver	11/21/2031	461	(3)
VRC Companies, LLC	Revolver	06/29/2027	59	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	1,125	(25)
Vamos Bidco, Inc.	Revolver	01/30/2032	281	(6)
Vanco Payment Solutions, LLC	Revolver	12/01/2031	175	(4)
Vehlo Purchaser, LLC	Revolver	05/24/2028	739	(13)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	03/06/2028	161	(2)
Verdantas, LLC	Revolver	05/06/2030	208	(5)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	804	(28)
Vertex Service Partners, LLC	Revolver	11/08/2030	19	(1)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	05/03/2028	1,232	(18)
WIPFLI Advisory, LLC	Delayed Draw Term Loan	04/01/2028	867	(9)
WIPFLI Advisory, LLC	Revolver	10/01/2032	692	(7)
YI, LLC	Revolver	12/03/2029	267	—
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	1,075	(11)
eShipping, LLC	Revolver	12/23/2032	537	(5)
iCIMS, Inc.	Revolver	08/18/2028	60	(2)
mPulse Mobile, Inc.	Delayed Draw Term Loan	08/26/2027	462	(17)
mPulse Mobile, Inc.	Revolver	02/25/2033	692	(26)
Total First Lien Debt Unfunded Commitments			$124,015	$(1,359)

(15)

As defined in the 1940 Act, the Company is deemed to be an "affiliated person" of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities ("non-controlled affiliate"). Transactions related to investments in non-controlled affiliates as of June 30, 2026 were as follows:

	Fair Value as of December 31, 2025	Gross Additions (b)	Gross Reductions (c)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of June 30, 2026	Interest, Dividend and Other Income
DCA Buyer, LLC (a)	$—	$1,835	$—	$—	$—	$1,835	$10
Total	$—	$1,835	$—	$—	$—	$1,835	$10

(a) Inclusive of positions titled DCA TopCo, LP

(b) Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(c) Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

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

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

(6)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Valuation Designee, under the supervision of the Board (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
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

June 30, 2026

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

The Company was formed as a Delaware limited liability company on November 30, 2022 and commenced operations on July 17, 2023. The Company is externally managed by MS Capital Partners Adviser Inc., an indirect wholly owned subsidiary of Morgan Stanley (the “Adviser” or “Investment Adviser”).

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of June 30, 2026, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: PIF A CA SPV LLC (“CA SPV”), PIF A Financing SPV LLC (“Financing SPV”) and PIF A Equity Holdings LLC (“Equity Holdings,” and collectively with CA SPV and Financing SPV, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

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

As of June 30, 2026 the Company had no investments on non-accrual status. As of December 31, 2025 the Company had certain investments in one portfolio company that was on non-accrual status with an amortized cost of $2,002.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For both the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025, the Company did not accrue any U.S. federal excise tax.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, Co-Presidents, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in members’ capital resulting from operations to assess the performance and to make operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

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

(3)
SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On January 31, 2023, the Company entered into an investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”). The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or the Company’s unitholders, including, in each case, a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The renewal of the Investment Advisory Agreement was most recently approved in August 2026.

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

For the three and six months ended June 30, 2026, base management fees were $611, and $836, net of waiver, respectively. For the three and six months ended June 30, 2025, base management fees were $31, and $229, net of waiver, respectively.

As of June 30, 2026 and December 31, 2025, $611 and $420, respectively, was payable to the Investment Adviser relating to base management fees.

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

For the three and six months ended June 30, 2026, income-based incentive fees were $615, and $821, net of waiver, respectively. For the three and six months ended June 30, 2025, income-based incentive fees were $21, and $195, net of waiver, respectively. Any income-based incentive fees waived are not subject to recoupment by the Adviser.

As of June 30, 2026 and December 31, 2025, $615 and $415, respectively, was payable to the Investment Adviser relating to income-based incentive fees.

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

For the three and six months ended June 30, 2026, capital gains incentive fee accrued to the Investment Adviser was $— and $—, respectively. For the three and six months ended June 30, 2025 capital gains incentive fee accrued to the Investment Adviser was $60 and $(59), respectively. As of June 30, 2026 and December 31, 2025, $— and $—, respectively, was payable to the Investment Adviser relating to capital gains incentive fees.

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

Administration Agreement

MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to the administration agreement between the Company and the Administrator dated January 31, 2023 (the “Administration Agreement”). The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors, which was most recently re-approved in August 2026.

For the three and six months ended June 30, 2026, the Company incurred $38 and $76, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company incurred $30 and $101, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.

Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of June 30, 2026 and December 31, 2025 were $42 and $65, respectively.

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

For the three and six months ended June 30, 2026 and June 30, 2025, the Company did not incur any organization costs, offering costs or expense support. For the three and six months ended June 30, 2026 and June 30, 2025, the Investment Adviser did not recaptured any previously waived amounts from the Company. As of June 30, 2026, the Company had reimbursed the Investment Adviser all organizational and offering costs incurred and there were no organizational and offering costs payable on the Consolidated Statements of Financial Condition

Indemnification Agreements

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

MS Credit Partners Holdings, Inc. Investment

MS Credit Partners Holdings, Inc., (“MS Credit Partners Holdings”), an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements to purchase Units up to an aggregate amount of $25,000 or such amount so that the Company is not considered to be “controlled” by Morgan Stanley or its affiliates for purposes of the Bank Holding Company Act of 1956, as amended from time to time. As of June 30, 2026, MS Credit Partners Holdings, has made an aggregate capital contribution of $14,213, in exchange for 707,017 Units. MS Credit Partners Holdings has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.

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

The composition of the Company’s investment portfolio was as follows:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$602,048	$595,777	99.6%	$571,796	$571,774	99.7%
Other Debt Investments	764	637	0.1	715	689	0.1
Equity	1,659	1,700	0.3	1,075	1,095	0.2
Total	$604,471	$598,114	100.0%	$573,586	$573,558	100.0%

The industry composition of investments at fair value was as follows:

	June 30, 2026	December 31, 2025
Aerospace & Defense	1.1%	2.1%
Automobile Components	0.4	0.6
Automobiles	2.6	3.1
Banks	0.4	0.4
Beverages	0.4	0.5
Building Products	1.2	1.3
Chemicals	0.5	0.5
Commercial Services & Supplies	9.4	9.2
Construction & Engineering	2.0	1.9
Consumer Staples Distribution & Retail	1.0	1.0
Containers & Packaging	0.7	1.0
Diversified Consumer Services	4.5	4.8
Diversified Telecommunication Services	0.4	—
Electrical Equipment	1.0	1.0
Electronic Equipment, Instruments & Components	2.0	2.9
Entertainment	0.3	0.3
Financial Services	5.4	4.0
Food Products	0.2	0.3
Ground Transportation	1.8	1.8
Health Care Equipment & Supplies	1.6	1.7
Health Care Providers & Services	6.0	5.7
Health Care Technology	0.8	0.9
Household Durables	0.2	0.2
Household Products	—	0.1
Industrial Conglomerates	2.5	1.5
Insurance Services	9.3	8.2
Interactive Media & Services	0.8	0.8
IT Services	6.0	6.1
Leisure Products	0.2	0.2
Life Sciences Tools & Services	1.1	1.2
Machinery	0.6	1.0
Multi-Utilities	0.2	0.7
Pharmaceuticals	1.1	1.1
Professional Services	8.6	9.0
Real Estate Management & Development	2.4	2.4
Software	20.4	19.6
Specialty Retail	0.1	0.1
Textiles, Apparel & Luxury Goods	0.3	0.3
Transportation Infrastructure	1.4	1.4
Wireless Telecommunication Services	1.1	1.1
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2026				December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
Canada	$12,652	$12,632	2.1%	4.2%	$12,036	$12,088	2.1%	4.0%
United States	591,819	585,482	97.9	195.9	561,550	561,470	97.9	186.5
Total	$604,471	$598,114	100.0%	200.1%	$573,586	$573,558	100.0%	190.5%

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
•
Each quarter, the Company’s audit committee (the “Audit Committee”) reviews the valuation assessments provided by the Valuation Designee and provides the Board with a report of the results of such review; and
•
The Board and Audit Committee each oversee the Valuation Designee and the valuation process.

Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of the investments as of:

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$44,979	$550,798	$595,777	$—	$55,441	$516,333	$571,774
Other Debt Investments	—	—	637	637	—	—	689	689
Equity	—	—	1,700	1,700	—	—	1,095	1,095
Total	$—	$44,979	$553,135	$598,114	$—	$55,441	$518,117	$573,558

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2026:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$542,784	$667	$1,121	$544,572
Purchases of investments (1)	29,575	—	592	30,167
Proceeds from principal repayments and sales of investments (2)	(23,010)	—	(57)	(23,067)
Accretion of discount/amortization of premium	428	1	—	429
Payment-in-kind	368	24	30	422
Net change in unrealized appreciation (depreciation)	(1,754)	(55)	13	(1,796)
Net realized gains (losses)	(326)	—	1	(325)
Transfers into/out of Level 3 (3)	2,733	—	—	2,733
Fair value, end of period	$550,798	$637	$1,700	$553,135
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2026	$(1,713)	$(55)	$13	$(1,755)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2026:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$516,333	$689	$1,095	$518,117
Purchases of investments (1)	67,089	—	592	67,681
Proceeds from principal repayments and sales of investments (2)	(30,965)	—	(57)	(31,022)
Accretion of discount/amortization of premium	681	1	—	682
Payment-in-kind	635	48	48	731
Net change in unrealized appreciation (depreciation)	(5,395)	(101)	21	(5,475)
Net realized gains (losses)	(313)	—	1	(312)
Transfers into/out of Level 3 (3)	2,733	—	—	2,733
Fair value, end of period	$550,798	$637	$1,700	$553,135
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2026	$(5,349)	$(101)	$21	$(5,429)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2025:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$239,278	$630	$413	$240,321
Purchases of investments (1)	124,926	—	138	125,064
Proceeds from principal repayments and sales of investments (2)	(8,677)	—	—	(8,677)
Accretion of discount/amortization of premium	289	1	—	290
Payment-in-kind	244	42	5	291
Net change in unrealized appreciation (depreciation)	138	(14)	(39)	85
Transfers into/out of Level 3 (3)	(2,013)	—	—	(2,013)
Fair value, end of period	$354,185	$659	$517	$355,361
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2025	$156	$(14)	$(39)	$103

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2026 and December 31, 2025, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2026
	Fair	Valuation	Significant Unobservable	Range(1)		Weighted
	Value	Technique(2)	Input	Low	High	Average(3)
Investments in first lien debt	$549,350	Yield Analysis	Discount Rate	7.40%	17.25%	9.43%
	1,448	Market Approach	EBITDA Multiple			7.75x
Other debt	637	Yield Analysis	Discount Rate			18.45%
Preferred equity	121	Income Approach	Discount Rate			15.00%
	699	Market Approach	EBITDA Multiple	10.00x	15.00x	12.43x
Common equity	870	Market Approach	EBITDA Multiple	9.50x	17.25x	11.67x
	10	Market Approach	Revenue Multiple			19.75x
Total Investments	$553,135

(1)
For an asset category that contains a single investment, the range is not included.
(2)
During the six months ended June 30, 2026, two debt positions with a fair value of $3.16 million transitioned from a yield analysis approach to a market approach valuation technique.

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

Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facilities, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facilities is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

		June 30, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
SMBC Facility	3	$194,165	$194,165	$214,206	$214,206
Barclays Facility	3	113,000	113,000	60,000	60,000
Total		$307,165	$307,165	$274,206	$274,206

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)
DEBT

The Company’s outstanding debt obligations were as follows:

	June 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility(1)	$340,000	$194,165	$145,835	$340,000	$214,206	$125,794
Barclays Facility	200,000	113,000	87,000	200,000	60,000	140,000
Total	$540,000	$307,165	$232,835	$540,000	$274,206	$265,794

(1) As of June 30, 2026 and December 31, 2025, the Company had borrowings denominated in Euros (EUR) of $1,113 and $1,113, respectively, and Pound Sterling (GBP) of $371 and $371, respectively.

The Company’s summary information of its debt obligations were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Weighted average interest rate(1)	5.72%	6.54%	5.75%	6.56%
Weighted average effective interest rate(2)	6.10%	7.00%	6.11%	7.04%
Weighted average outstanding balance	$306,890	$126,604	$297,751	$117,187

(1) Excludes facility unused commitment fees and amortization of financing costs.

(2) Excludes facility unused commitment fees.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the SMBC Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greater of (a) zero and (b) the highest of (i) the prime rate as publicly announced by The Wall Street Journal, (ii) the sum of the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus 0.5%, and (iii) the rate per annum equal to 1% plus (x) the greater of (A) Term Secured Overnight Financing Rate (“SOFR”) and (B) zero) plus 1.00% or 1.125%, based on certain borrowing base conditions and (y) for loans for which the Company elects the SOFR option, Term SOFR for such interest period, plus 2.000% or 2.125%, depending on certain borrowing base conditions. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of June 30, 2026, the Company was in compliance with all covenants and other requirements of the SMBC Facility.

The summary information of the SMBC Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$2,877	$2,091	$5,762	$3,863
Facility unused commitment fees	138	179	273	373
Amortization of deferred financing costs	158	148	310	288
Total	$3,173	$2,418	$6,345	$4,524
Weighted average interest rate(1)	5.87%	6.54%	5.89%	6.56%
Weighted average effective interest rate(2)	6.19%	7.00%	6.21%	7.04%
Weighted average outstanding balance	$193,890	$126,604	$194,574	$117,187

(1) Excludes facility unused commitment fees and amortization of financing costs.

(2) Excludes facility unused commitment fees.

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

The obligations of Financing SPV under the Barclays Facility are secured by all of the assets held by Financing SPV, including portfolio investments contributed or transferred by the Company to Financing SPV. The Barclays Facility is a revolving funding facility with a reinvestment period ending November 26, 2027 and a final maturity date of November 26, 2036 or, after November 26, 2028, an earlier date selected by Barclays as administrative agent or any lender in their sole discretion. Subject to certain conditions, the reinvestment period is subject to a one-year extension. Advances under the Barclays Facility are available in US dollars, and subject to certain exceptions, the interest charged on the Barclays Facility is based on Term SOFR (Dollar) (subject to a floor of zero), plus a margin equal to 1.80%, which, provided that no Permitted Securitization Event (as defined in the Credit Agreement) has occurred on or prior to November 26, 2027, shall increase to 2.30%. Under the Credit Agreement, the Company and Financing SPV, as applicable, have made customary representations and warranties and are required to comply with various covenants, servicing procedures, limitations on disposition, reporting requirements and other customary requirements for similar revolving funding facilities. The Credit Agreement includes usual and customary events of default for revolving funding facilities of this nature. As of June 30, 2026, the Company was in compliance with all covenants and other requirements of the Barclays Facility.

The summary information of the Barclays Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$1,564	$—	$2,843	$—
Facility unused commitment fees	110	—	244	—
Amortization of deferred financing costs	137	—	235	—
Total	$1,811	$—	$3,322	$—
Weighted average interest rate(1)	5.47%	—%	5.48%	—%
Weighted average effective interest rate(2)	5.95%	—%	5.93%	—%
Weighted average outstanding balance	$113,000	$—	$103,177	$—

(1) Excludes facility unused commitment fees and amortization of financing costs.

(2) Excludes facility unused commitment fees.

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026 and December 31, 2025, the Company had $124,015 and $137,450, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

(8)
MEMBERS’ CAPITAL

The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	June 30, 2026	December 31, 2025
Net distributable earnings, beginning of period	$(235)	$1,395
Net investment income (loss)	14,668	24,134
Net realized gain (loss)	(728)	(94)
Net unrealized appreciation (depreciation)	(6,290)	(1,525)
Distributions declared	(14,638)	(24,246)
Tax reclassification of unitholders' equity	—	101
Net distributable earnings, end of period	$(7,223)	$(235)

The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the six months ended June 30, 2026 and 2025:

Unit Issuance Date	Class I Units Issued	Proceeds Received
For the Six Months Ended June 30, 2026
January 01, 2026	174,540	$3,515
February 01, 2026	706,441	14,199
March 01, 2026	224,727	4,505
April 01, 2026	195,115	3,869
May 01, 2026	88,416	1,752
June 01, 2026	24,412	484
Total	1,413,651	$28,324
For the Six Months Ended June 30, 2025
January 01, 2025	943,938	$19,143
February 01, 2025	634,382	12,859
March 01, 2025	745,020	15,087
April 01, 2025	882,789	17,814
May 01, 2025	365,324	7,354
June 01, 2025	244,821	4,936
Total	3,816,274	$77,193

The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Six Months Ended June 30, 2026
January 26, 2026	January 31, 2026	February 04, 2026	$0.1425	$2,164
February 23, 2026	February 28, 2026	March 04, 2026	0.1419	2,262
March 23, 2026	March 31, 2026	April 06, 2026	0.1433	2,323
March 23, 2026	March 31, 2026	April 06, 2026	0.0380	616	(1)
April 24, 2026	April 30, 2026	May 05, 2026	0.1417	2,229
May 26, 2026	May 31, 2026	June 03, 2026	0.1406	2,231
June 22, 2026	June 30, 2026	July 06, 2026	0.1393	2,220
June 22, 2026	June 30, 2026	July 06, 2026	0.0372	593	(1)
Total Distributions			$0.9245	$14,638
For the Six Months Ended June 30, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1430	$1,398
February 27, 2025	February 28, 2025	March 05, 2025	0.1429	1,492
March 25, 2025	March 31, 2025	April 03, 2025	0.1430	1,605
January 27, 2025	March 31, 2025	April 03, 2025	0.0507	569	(1)
April 25, 2025	April 30, 2025	May 05, 2025	0.1429	1,700
May 22, 2025	May 31, 2025	June 04, 2025	0.1428	1,757
June 18, 2025	June 30, 2025	July 03, 2025	0.1423	1,790
June 18, 2025	June 30, 2025	July 03, 2025	0.0505	635	(1)
Total Distributions			$0.9581	$10,946

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

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP as follows:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Six Months Ended June 30, 2026
January 06, 2026	63,126	$1,271
February 04, 2026	49,745	1,000
March 04, 2026	49,569	993
April 06, 2026	65,627	1,301
May 05, 2026	50,932	1,009
June 03, 2026	50,639	1,005
Total	329,638	$6,579
For the Six Months Ended June 30, 2025
January 06, 2025	25,363	$514
February 05, 2025	28,796	584
March 05, 2025	31,379	635
April 03, 2025	44,857	906
May 05, 2025	34,378	692
June 04, 2025	35,429	714
Total	200,202	$4,045

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

The following table further summarizes the unit repurchases completed for the six months ended June 30, 2026:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program
March 07, 2026	5.00%	$19.83	March 31, 2026	$14,819	747,294	5.00%	(2)
June 04, 2026	5.00%	$19.71	June 30, 2026	15,242	773,337	5.00%	(3)
Total				$30,061	1,520,631

(1) Percentage is based on total units as of the close of the previous calendar quarter.

(2) Due to oversubscription of the tender offer, the Company accepted for purchase on a pro rata basis approximately 73.2% of the Units validly tendered and not properly withdrawn prior to the expiration of the tender offer on March 7, 2026.

(3) Due to oversubscription of the tender offer, the Company accepted for purchase on a pro rata basis approximately 69.4% of the Units validly tendered and not properly withdrawn prior to the expiration of the tender offer on June 4, 2026

For the six months ended June 30, 2025, units repurchased as follows:

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

(9)
EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator—net increase (decrease) in Members' Capital resulting from operations	$5,351	$6,369	$7,650	$10,272
Denominator—weighted average Units outstanding	15,830,178	12,255,035	15,794,604	11,370,497
Basic and diluted earnings (loss) per Unit	$0.34	$0.52	$0.48	$0.90

(10)
CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights:

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Per Unit Data:(1)
Net asset value, beginning of period	$20.14	$20.28
Net investment income (loss)	0.93	0.94
Net unrealized and realized gain (loss)(2)	(0.44)	(0.05)
Net increase (decrease) in net assets resulting from operations	0.49	0.89
Distributions declared	(0.92)	(0.96)
Total increase (decrease) in net assets	(0.43)	(0.07)
Net asset value, end of period	$19.71	$20.21
Units outstanding, end of period	15,168,545	12,517,314
Weighted average units outstanding	15,794,604	11,370,497
Total return based on net asset value(3)	2.51%	4.48%
Ratio/Supplemental Data:
Members' Capital, end of period	$298,899	$253,019
Ratio of expenses before waivers to average Members' Capital(4)	8.71%	6.52%
Ratio of net expenses to average Members’ Capital(4)	7.65%	5.00%
Ratio of net investment income to average Members’ Capital(4)	9.65%	9.44%
Asset coverage ratio(5)	197.00%	279.00%
Portfolio turnover rate	6.21%	2.75%

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

July Issuances and Distribution Declarations

Pursuant to the Company’s continuous private offering, the Company sold approximately 19,523 Units for an aggregate offering price of $0.4 million effective July 1, 2026.

On July 24, 2026, the Board declared a distribution in the amount of $0.1411 per unit and payable on or around August 5, 2026 to unitholders of record as of July 31, 2026.

August Issuances

Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the Company’s Units for an aggregate offering price of $0.4 million effective August 1, 2026.

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
•
general economic, political and industry trends and other external factors, including government shutdowns and uncertainty surrounding international armed conflicts and war and the financial and political stability of the United States and other countries;
•
the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•
the impact of interruptions in the supply chain on our portfolio companies, including potential shortages of oil and other energy sources;
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

OVERVIEW

We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are externally managed by the Advisor, an indirect wholly owned subsidiary of Morgan Stanley.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$602,048	$595,777	99.6%	$571,796	$571,774	99.7%
Other Debt Investments	764	637	0.1	715	689	0.1
Equity	1,659	1,700	0.3	1075	1095	0.2
Total	$604,471	$598,114	100.0%	$573,586	$573,558	100.0%

Our debt portfolio (excluding our liquid loan portfolio) displayed the following characteristics of each of our investments(1)(2), unless otherwise noted:

	As of
	June 30, 2026	December 31, 2025
Number of portfolio companies	184	181
Number of industries	39	39
Number of new investment commitments in portfolio companies	11	66
Number of investment commitments exited or fully repaid	8	13
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.9%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	0.1%
Weighted average yield on debt and income producing investments, at cost(3)	8.8%	8.8%
Weighted average yield on debt and income producing investments, at fair value(3)	8.9%	8.8%
Weighted average yield on total portfolio, at cost(4)	8.8%	8.7%
Weighted average yield on total portfolio, at fair value(4)	8.9%	8.7%
Weighted average 12-month EBITDA	$154.7	$150.5
Median 12-month EBITDA	$96.3	$98.0
Weighted average net leverage through tranche(5)	5.8x	5.9x
Weighted average interest coverage(6)	1.9x	1.9x
Weighted average loan to value(7)	38.5%	39.2%
Percentage of debt investments with one or more financial covenants	40.2%	40.0%
Percentage of our debt investments that are sponsor backed	98.1%	98.0%
Percentage of loans and other debt in support of LBOs and acquisitions	61.4%	64.5%
Percentage of our debt portfolio subject to business cycle volatility	4.2%	3.5%
Average position size of our investments (in millions)	$3.3	$3.2

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

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended
	June 30, 2026	June 30, 2025
New investments committed
Gross principal balance(1)	$22,070	$68,819
Net new investments committed	$22,070	$68,819
Investments, at cost
Investments, beginning of period	$601,605	$341,260
New investments purchased	29,576	48,872
Net accretion of discount on investments	424	158
Payment-in-kind	422	127
Net realized gain (loss) on investments	(739)	—
Investments sold or repaid	(26,817)	(5,589)
Investments, end of period	$604,471	$384,828
Principal amount of investments funded
First lien debt investments	29,821	49,341
Equity(2)	—	—
Total	$29,821	$49,341
Amount of investments sold/fully repaid, at principal
First lien debt investments	$(8,181)	$(5,589)
Total	$(8,181)	$(5,589)

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	June 30, 2026		December 31, 2025
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	—%	$1,794	0.3%
Risk rating 2	594,854	99.5	568,592	99.1
Risk rating 3	3,260	0.5	1,525	0.3
Risk rating 4	—	—	1,647	0.3
Total	$598,114	100.0%	$573,558	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$604,471	100.0%	$571,584	99.7%
Non-accrual (1)	—	—	2,002	0.3
Total	$604,471	100.0%	$573,586	100.0%

(1)
As of June 30, 2026 and December 31, 2025, the company had certain investments in zero and one portfolio company on non-accrual status, respectively.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total investment income	$13,956	$8,920	$27,040	$16,539
Less: Net expenses	6,731	3,033	12,372	5,795
Net investment income (loss)	7,225	5,887	14,668	10,744
Net change in unrealized appreciation (depreciation)	(1,134)	480	(6,290)	(474)
Net realized gain (loss)	(740)	2	(728)	2
Net increase (decrease) in Members' Capital resulting from operations	$5,351	$6,369	$7,650	$10,272

Investment Income

Investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
Interest income	$13,028	$8,776	$25,528	$16,190
Payment-in-kind income	529	119	873	312
Dividend income	21	3	43	6
Other income	378	22	596	31
Total Investment Income	$13,956	$8,920	$27,040	$16,539

In the table above, total investment income increased to $13,956 and $27,040 for the three and six months ended June 30, 2026, respectively, from $8,920 and $16,539 for the three and six months ended June 30, 2025, respectively. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at amortized cost increased from $384,828 as of June 30, 2025 to $604,471 as of June 30, 2026.

For the three and six months ended June 30, 2026, 3.8% and 3.2%, respectively, of our total investment income was comprised of PIK interest. For the three and six months ended June 30, 2025 1.3% and 1.9%, respectively, of our total investment income was comprised of PIK interest.

Expenses

Expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Expenses:
Interest and other financing expenses	$4,984	$2,418	$9,667	$4,524
Management fees	976	756	1,951	1,394
Income based incentive fees	980	746	1,936	1,360
Capital gains incentive fees	—	60	—	(59)
Professional fees	401	394	760	654
Directors' fees	52	65	104	91
Administrative service fees	38	30	76	101
General and other expenses	30	14	108	60
Total expenses	$7,461	$4,483	$14,602	$8,125
Income based incentive fees waiver (Note 3)	(365)	(725)	(1,115)	(1,165)
Management fees waiver (Note 3)	(365)	(725)	(1,115)	(1,165)
Net expenses	$6,731	$3,033	$12,372	$5,795

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees and deferred financing costs, increased for the three and six months ended June 30, 2026 to $4,984 and $9,667, respectively, from $2,418 and $4,524, respectively, for the three and six months ended June 30, 2025. The increase was primarily driven by our increased borrowings. Our debt outstanding increased from $141,215 as of June 30, 2025 to $307,165 as of June 30, 2026.

Base Management Fee

For the three and six months ended June 30, 2026, management fees net of waiver were $611 and $836, respectively. For the three and six months ended June 30, 2025, management fees net of waiver were $31 and $229, respectively.

Incentive Fee

The income-based incentive fees, net of waiver were $615 and $821, for the three and six months ended June 30, 2026, respectively, and $21 and $195 for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2026, capital gains incentive fees accrued to the Investment Adviser were $— and $—. For both the three and six months ended June 30, 2025, capital gains incentive fees accrued to the Investment Adviser were $60 and $(59), respectively. For more information on incentive fee, including terms thereof, for further details, see Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.

Professional Fees, Administrative Service Fee and Other Expenses

Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company which include costs of a financial printer utilized for certain preparation, printing and distribution services related to the offering materials.

Net Realized Gain (Loss) and Change in Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(740)	$2	$(728)	$2
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,504)	479	(6,658)	(476)
Non-controlled/affiliated investments	371	—	371	—
Translation of assets and liabilities in foreign currencies	(1)	1	(3)	2
Net realized and unrealized gain (loss)	$(1,874)	$482	$(7,018)	$(472)

For the three and six months ended June 30, 2026, net change in unrealized appreciation (depreciation) on our investments of $(1,133) and $(6,287), respectively, was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies.

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

As of June 30, 2026, we had approximately $23.7 million of cash, which taken together with our approximately $232.8 million of availability under our credit facilities (subject to borrowing base availability) (as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of June 30, 2026, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $124.0 million.

Unregistered Sales of Equity Securities

The following table summarizes total Units issued and proceeds received for the six months ended June 30, 2026 and June 30, 2025, respectively:

Unit Issuance Date	Class I Units Issued	Proceeds Received
For the Six Months Ended June 30, 2026
January 01, 2026	174,540	$3,515
February 01, 2026	706,441	14,199
March 01, 2026	224,727	4,505
April 01, 2026	195,115	3,869
May 01, 2026	88,416	1,752
June 01, 2026	24,412	484
Total	1,413,651	$28,324
For the Six Months Ended June 30, 2025
January 01, 2025	943,938	$19,143
February 01, 2025	634,382	12,859
March 01, 2025	745,020	15,087
April 01, 2025	882,789	17,814
May 01, 2025	365,324	7,354
June 01, 2025	244,821	4,936
Total	3,816,274	$77,193

Distribution Reinvestment

The following table summarizes our distributions declared and payable for the six months ended June 30, 2026 and June 30, 2025, respectively:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Six Months Ended June 30, 2026
January 26, 2026	January 31, 2026	February 04, 2026	$0.1425	$2,164
February 23, 2026	February 28, 2026	March 04, 2026	0.1419	2,262
March 23, 2026	March 31, 2026	April 06, 2026	0.1433	2,323
March 23, 2026	March 31, 2026	April 06, 2026	0.0380	616	(1)
April 24, 2026	April 30, 2026	May 05, 2026	0.1417	2,229
May 26, 2026	May 31, 2026	June 03, 2026	0.1406	2,231
June 22, 2026	June 30, 2026	July 06, 2026	0.1393	2,220
June 22, 2026	June 30, 2026	July 06, 2026	0.0372	593	(1)
Total Distributions			$0.9245	$14,638
For the Six Months Ended June 30, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1430	$1,398
February 27, 2025	February 28, 2025	March 05, 2025	0.1429	1,492
March 25, 2025	March 31, 2025	April 03, 2025	0.1430	1,605
January 27, 2025	March 31, 2025	April 03, 2025	0.0507	569	(1)
April 25, 2025	April 30, 2025	May 05, 2025	0.1429	1,700
May 22, 2025	May 31, 2025	June 04, 2025	0.1428	1,757
June 18, 2025	June 30, 2025	July 03, 2025	0.1423	1,790
June 18, 2025	June 30, 2025	July 03, 2025	0.0505	635	(1)
Total Distributions			$0.9581	$10,946

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

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during the six months ended June 30, 2026 and June 30, 2025:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Six Months Ended June 30, 2026
January 06, 2026	63,126	$1,271
February 04, 2026	49,745	1,000
March 04, 2026	49,569	993
April 06, 2026	65,627	1,301
May 05, 2026	50,932	1,009
June 03, 2026	50,639	1,005
Total	329,638	$6,579
For the Six Months Ended June 30, 2025
January 06, 2025	25,363	$514
February 05, 2025	28,796	584
March 05, 2025	31,379	635
April 03, 2025	44,857	906
May 05, 2025	34,378	692
June 04, 2025	35,429	714
Total	200,202	$4,045

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

The following table further summarizes the unit repurchases completed for the six months ended June 30, 2026:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program
March 07, 2026	5.00%	$19.83	March 31, 2026	$14,819	747,294	5.00%	(2)
June 04, 2026	5.00%	$19.71	June 30, 2026	15,242	773,337	5.00%	(3)
Total				$30,061	1,520,631

(1)
Percentage is based on total units as of the close of the previous calendar quarter.

(2) Due to oversubscription of the tender offer, the Company accepted for purchase on a pro rata basis approximately 73.2% of the Units validly tendered and not properly withdrawn prior to the expiration of the tender offer on March 7, 2026.

(3) Due to oversubscription of the tender offer, the Company accepted for purchase on a pro rata basis approximately 69.4% of the Units validly tendered and not properly withdrawn prior to the expiration of the tender offer on June 4, 2026.

For the six months ended June 30, 2025, units repurchased as follows.

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
(2)
All repurchase requests were satisfied in full.

Debt

Our outstanding debt obligations were as follows:

	June 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility(1)	$340,000	$194,165	$145,835	$340,000	$214,206	$125,794
Barclays Facility	200,000	113,000	87,000	200,000	60,000	140,000
Total	$540,000	$307,165	$232,835	$540,000	$274,206	$265,794

(1) As of June 30, 2026 and December 31, 2025, the Company had borrowings denominated in Euros (EUR) of $1,113 and $1,113, respectively, and Pound Sterling (GBP) of $371 and $371, respectively.

For further details, see Note 6 “Debt” to our consolidated financial statements included in this Report.

RECENT DEVELOPMENTS

July Issuances and Distribution Declarations

Pursuant to our continuous private offering, we sold approximately 19,523 Units for an aggregate offering price of $0.4 million effective July 1, 2026.

On July 24, 2026, our Board declared a regular distribution in the amount of $0.1411 per unit and payable on or around August 5, 2026 to unitholders of record as of July 31, 2026.

August Issuances

Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $0.4 million effective August 1, 2026.

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

We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to “Note 5—Fair Value Measurements” included in the notes to the consolidated financial statements in Part I, Item 1 of this Report.

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

MS Credit Partners Holdings, an indirect wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements to purchase Units up to an aggregate amount of $25,000 or such amount so that the Company is not considered to be “controlled” by Morgan Stanley or its affiliates for purposes of the Bank Holding Company Act of 1956, as amended from time to time. As of June 30, 2026, MS Credit Partners Holdings has made an aggregate capital contribution of $14,213, in exchange for 707,017 Units. MS Credit Partners Holdings has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including valuation risk, market risk and interest rate risk.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by our Board of Directors, based on the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board of Directors, or our Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

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

As of June 30, 2026, approximately 99.9 % of our debt investments bore floating interest rates. Based on our Consolidated Statements of Financial Condition as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2026) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$18,153	$(9,215)	$8,938
Up 200 basis points	$12,102	$(6,143)	$5,959
Up 100 basis points	$6,051	$(3,072)	$2,979
Up 25 basis points	$1,513	$(768)	$745
Down 25 basis points	$(1,513)	$768	$(745)
Down 100 basis points	$(6,051)	$3,072	$(2,979)
Down 200 basis points	$(12,094)	$6,143	$(5,951)
Down 300 basis points	$(17,579)	$9,215	$(8,364)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Refer to “Part I. Item 1., Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Annual Report on Form 10-K and our Current Reports on Form 8-K filed on April 28, 2026, May 27, 2026, and June 23, 2026 for the issuance of our Units for the six months ended June 30, 2026. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

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

On May 5, 2026, we announced a quarterly tender offer that commenced on May 6, 2026 and ended at 12:01 a.m., Eastern Time, on June 4, 2026 (the “Offer”). Because there is no secondary trading market for our Units, our Board of Directors determined, after consideration of various matters, that the Offer was in the best interests of unitholders in order to provide liquidity for our unitholders.

We have accepted for purchase approximately 773,337 Units at a purchase price per Unit of $19.71 which is equal to the net asset value per Unit as of June 30, 2026. Due to the oversubscription of the Offer, based on the final count by our transfer agent, we accepted for purchase on a pro rata basis approximately 69.4% of the Units validly tendered and not properly withdrawn prior to the expiration of the Offer. The number of Units that we have accepted for purchase in the Offer represents 5.0% of the total number of Units outstanding as of March 31, 2026. The payment of the purchase price of the Units tendered was promptly made in cash issued to the unitholders whose tenders were accepted for purchase by us in accordance with the terms of the Offer.

The following table sets forth information regarding repurchases of Units during the three months ended June 30, 2026:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Shares Repurchased	Aggregate Dollar Amount of Shares Accepted for Repurchase (in thousands)
May 06, 2026	June 04, 2026	$19.71	773,337	$15,242

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Dated: August 10, 2026	North Haven Private Income Fund A LLC
	By:	/s/ Michael Occi
Michael Occi
Director and Chief Executive Officer
(Principal Executive Officer)
Dated: August 10, 2026	By:	/s/ David Pessah
David Pessah
Chief Financial Officer
(Principal Financial Officer)