Form 10-Q
period 2026-09-30
North Haven Private Income Fund A LLC
filed 2026-11-10
CIK 1973476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________________________________________________________________________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

The number of the registrant’s Class I Units outstanding at November 10, 2026 was 14,850,507.

North Haven Private Income Fund A LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Part I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

North Haven Private Income Fund A LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $601,436 and $573,586)	$593,174	$573,558
Cash	28,482	33,697
Deferred financing costs	2,876	3,210
Interest and dividend receivable from non-controlled/non-affiliated investments	2,623	3,477
Receivable for investments sold/repaid	865	1,698
Other assets	26	8
Total assets	$628,046	$615,648

Liabilities
Debt	$317,157	$274,206
Payable for investments purchased	—	16,080
Payable to affiliates (Note 3)	38	210
Distributions payable	2,515	2,867
Management fees payable	646	420
Subscriptions received in advance (Note 11)	833	3,020
Payable for units repurchased (Note 8)	14,842	15,754
Interest and financing costs payable	1,980	886
Income based incentive fees payable	640	415
Accrued expenses and other liabilities	671	745
Total liabilities	$339,322	$314,603

Commitments and contingencies (Note 7)

Members' Capital
Common units, par value $0.001 per unit (14,750,166 and 14,945,887 units issued and outstanding)	15	15
Paid-in capital in excess of par value	297,957	301,265
Net distributable earnings (accumulated losses)	(9,248)	(235)
Total members' capital	$288,724	$301,045
Total liabilities and members' capital	$628,046	$615,648
Net asset value per unit	$19.57	$20.14

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$13,049	$9,853	$38,577	$26,043
Payment-in-kind income	507	124	1,380	436
Dividend income	22	4	65	10
Other income	228	28	824	59
Total investment income	13,806	10,009	40,846	26,548

Expenses:
Interest expense and other financing expenses	5,132	2,785	14,799	7,309
Management fees	941	838	2,892	2,232
Income based incentive fees	935	832	2,871	2,192
Capital gains incentive fees	—	3	—	(56)
Professional fees	379	371	1,139	1,025
Directors' fees	52	38	156	129
Administrative service fees	28	38	104	139
General and other expenses	87	22	195	82
Total expenses	7,554	4,927	22,156	13,052
Income based incentive fees waiver (Note 3)	(295)	(740)	(1,410)	(1,905)
Management fees waiver (Note 3)	(295)	(740)	(1,410)	(1,905)
Net expenses	6,964	3,447	19,336	9,242
Net investment income (loss)	6,842	6,562	21,510	17,306

Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(152)	—	(880)	2
Foreign currency and other transactions	—	1	—	1
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,897)	22	(8,184)	(454)
Translation of assets and liabilities in foreign currencies	—	(1)	(3)	1
Net realized and unrealized gain (loss)	$(2,049)	$22	$(9,067)	$(450)
Net increase (decrease) in members' capital resulting from operations	$4,793	$6,584	$12,443	$16,856

Earnings (loss) per unit (basic and diluted)	$0.31	$0.49	$0.80	$1.40
Weighted average units outstanding (basic and diluted)	15,344,929	13,467,787	15,643,065	12,077,276

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Members' Capital at beginning of period:	$298,899	$253,019	$301,045	$178,726
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	6,842	6,562	21,510	17,306
Net realized gain (loss)	(152)	1	(880)	3
Net change in unrealized appreciation (depreciation)	(1,897)	21	(8,187)	(453)
Net increase (decrease) in members’ capital resulting from operations	4,793	6,584	12,443	16,856

Distributions to Unitholders from:
Distributable earnings	(6,818)	(6,456)	(21,456)	(17,402)

Capital transactions:
Issuance of units	3,470	22,562	31,794	99,755
Reinvestment of distributions	3,222	2,536	9,801	6,581
Repurchased units	(14,842)	(3,134)	(44,903)	(9,405)
Net increase (decrease) in members' capital resulting from capital transactions	(8,150)	21,964	(3,308)	96,931
Total increase (decrease) in members' capital	$(10,175)	$22,092	$(12,321)	$96,385
Members' capital at end of period	$288,724	$275,111	$288,724	$275,111
Distributions per unit	$0.44	$0.48	$1.37	$1.44

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$12,443	$16,856
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	8,184	454
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	3	(1)
Net realized (gain) loss on investments	880	(2)
Net realized (gain) loss on foreign currency and other transactions	—	(1)
Net accretion of discount and amortization of premium on investments	(910)	(478)
Payment-in-kind interest and dividend capitalized	(1,294)	(401)
Amortization of deferred financing costs	841	439
Purchases of investments and change in payable for investments purchased	(95,285)	(205,170)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	53,512	21,700
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	854	(364)
(Increase) decrease in deferred financing costs	(507)	(267)
(Increase) decrease in other assets	(18)	(2,781)
(Decrease) increase in payable to affiliates	(172)	174
(Decrease) increase in management fees payable	226	(420)
(Decrease) increase in incentive fees payable	225	(360)
(Decrease) increase in interest payable	1,094	347
(Decrease) increase in accrued expenses and other liabilities	(74)	(96)
Net cash provided by (used in) operating activities	(19,998)	(170,371)

Cash flows from financing activities:
Borrowings on debt	92,000	171,000
Repayments on debt	(49,000)	(77,000)
Distributions paid in cash	(12,007)	(9,624)
Proceeds from issuance of Units	28,775	80,612
Subscriptions received in advance	833	2,641
Repurchases of Units	(45,815)	(12,758)
Net cash provided by (used in) financing activities	14,786	154,871
Net increase (decrease) in cash	(5,212)	(15,500)
Effect of foreign exchange rate changes on cash	(3)	2
Cash at beginning of period	33,697	29,112
Cash at end of period	$28,482	$13,614

Supplemental information and non-cash activities:
Interest expense paid	$12,865	$6,524
Distribution reinvestment	$9,801	$6,581
Distributions payable	$2,515	$2,656
Accrued but unpaid repurchases of common units	$14,842	$3,134
Accrued but unpaid deferred financing costs	$15	$—
Non-cash purchases of investments	$(1,676)	$—
Non-cash sales of investments	$1,676	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
AA&D Midco, Inc.	(6) (8)	First Lien Debt	S +	4.25%	8.32%	11/29/2030	430	$426	$430	0.15%
AA&D Midco, Inc.	(6) (8) (14)	First Lien Debt	S +	4.25%	8.32%	11/29/2030	45	36	45	0.02
Jonathan Acquisition Company	(6) (7) (10)	First Lien Debt	S +	4.50%	8.61%	11/12/2029	3,537	3,494	3,510	1.22
Jonathan Acquisition Company	(6) (7) (14)	First Lien Debt	S +	4.50%	8.61%	05/11/2029	—	(5)	(3)	—
ManTech International CP	(6) (8)	First Lien Debt	S +	4.50%	8.32%	09/14/2029	1,869	1,869	1,860	0.64
ManTech International CP	(6) (8)	First Lien Debt	S +	4.50%	8.32%	09/14/2029	27	27	27	0.01
ManTech International CP	(6) (14)	First Lien Debt	P +	4.50%	8.32%	09/14/2028	—	—	(1)	—
Two Six Labs, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	9.07%	08/20/2030	757	753	754	0.26
Two Six Labs, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	9.07%	08/20/2030	—	(1)	(1)	—
								6,599	6,621	2.29
Automobile Components
OEConnection, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.40%	12/23/2032	1,493	1,486	1,463	0.51
OEConnection, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.40%	12/23/2032	—	(2)	(17)	(0.01)
OEConnection, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.40%	12/23/2032	—	(1)	(5)	—
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.41%	08/05/2028	741	733	724	0.25
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.41%	08/05/2028	163	162	159	0.06
Sonny's Enterprises, LLC	(6) (7) (14)	First Lien Debt	S +	5.50%	9.41%	08/05/2027	138	137	134	0.05
								2,515	2,458	0.85
Automobiles
COP Collisionright Parent, LLC	(6) (7)	First Lien Debt	S +	4.75%	8.57%	01/29/2030	1,653	1,637	1,637	0.57
COP Collisionright Parent, LLC	(6) (7) (14)	First Lien Debt	S +	4.75%	8.57%	01/29/2030	1,617	1,591	1,573	0.54
COP Collisionright Parent, LLC	(6) (7) (14)	First Lien Debt	S +	4.75%	8.57%	01/29/2030	—	(2)	(2)	—
Drivecentric Holdings, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.54%	08/15/2031	7,662	7,602	7,662	2.65
Drivecentric Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.54%	08/15/2031	—	(13)	—	—
Drivecentric Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.54%	08/15/2031	—	(4)	—	—
Vehlo Purchaser, LLC	(6) (8) (10)	First Lien Debt	S +	5.25%	9.15%	05/24/2028	2,609	2,595	2,569	0.89
Vehlo Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.15%	05/24/2028	2,707	2,691	2,666	0.92
Vehlo Purchaser, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.15%	05/24/2028	—	(4)	(11)	—
								16,093	16,094	5.57
Banks
Computer Services, Inc.	(6) (7) (10)	First Lien Debt	S +	4.50%	8.57%	11/17/2031	2,151	2,142	2,119	0.73
Computer Services, Inc.	(6) (7) (14)	First Lien Debt	S +	4.50%	8.57%	11/17/2031	—	(2)	(15)	(0.01)
								2,140	2,104	0.73
Beverages
Vamos Bidco, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.57%	01/30/2032	2,666	2,644	2,619	0.91
Vamos Bidco, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.57%	01/30/2032	337	331	317	0.11
Vamos Bidco, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.57%	01/30/2032	202	200	197	0.07
								3,175	3,133	1.09
Chemicals
Tank Holding Corp.	(6) (8)	First Lien Debt	S +	5.75%	9.77%	03/31/2028	2,738	2,705	2,654	0.92
Tank Holding Corp.	(6) (8)	First Lien Debt	S +	5.75%	9.77%	03/31/2028	230	227	223	0.08
								2,932	2,877	1.00

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Commercial Services & Supplies
Astra Service Partners, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.41%	11/26/2032	4,500	4,469	4,441	1.54
Astra Service Partners, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.41%	11/26/2032	1,480	1,470	1,461	0.51
AWP Group Holdings, Inc.	(6) (7) (10)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	9.73%	12/22/2032	1,772	1,747	1,745	0.60
AWP Group Holdings, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.07%	12/22/2032	71	68	68	0.02
Belfor Holdings, Inc.	(9)	First Lien Debt	S +	2.75%	6.65%	11/01/2030	920	927	921	0.32
Consor Intermediate II, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.57%	05/12/2031	1,151	1,144	1,151	0.40
Consor Intermediate II, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.57%	05/12/2031	—	(2)	—	—
Consor Intermediate II, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.57%	05/12/2031	46	44	46	0.02
CRCI Longhorn Holdings, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.65%	08/27/2031	2,774	2,753	2,774	0.96
CRCI Longhorn Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.65%	08/27/2031	576	571	576	0.20
CRCI Longhorn Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.65%	08/27/2031	—	(3)	—	—
Firebird Acquisition Corp, Inc.	(6) (8)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.82%	02/02/2032	3,501	3,488	3,501	1.21
Firebird Acquisition Corp, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.82%	02/02/2032	1,353	1,347	1,353	0.47
Firebird Acquisition Corp, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.82%	02/02/2032	—	(2)	—	—
Hercules Borrower, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.65%	12/15/2028	2,505	2,494	2,486	0.86
HSI Halo Acquisition, Inc.	(6) (8) (10)	First Lien Debt	S +	5.00%	8.82%	06/30/2031	7,320	7,265	7,320	2.54
HSI Halo Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.00%	8.82%	06/30/2031	44	44	44	0.02
Iris Buyer, LLC	(6) (7) (10) (11)	First Lien Debt	S +	5.25%	8.92%	10/02/2031	1,392	1,367	1,379	0.48
Iris Buyer, LLC	(6) (7) (10) (11)	First Lien Debt	S +	5.25%	8.92%	10/02/2031	128	126	127	0.04
LSF12 Crown US Commercial Bidco, LLC		First Lien Debt	S +	2.50%	6.18%	12/02/2031	1,717	1,729	1,719	0.60
Railpros Parent, LLC	(6) (8)	First Lien Debt	S +	4.25%	8.01%	05/24/2032	4,742	4,701	4,730	1.64
Railpros Parent, LLC	(6) (8)	First Lien Debt	S +	4.25%	8.01%	05/24/2032	118	117	117	0.04
Routeware, Inc.	(6) (7)	First Lien Debt	S +	5.25%	9.23%	09/18/2031	3,182	3,157	3,151	1.09
Routeware, Inc.	(6)	First Lien Debt	S +	5.25%	9.23%	09/18/2031	422	418	417	0.14
Routeware, Inc.	(6) (14)	First Lien Debt	S +	5.25%	9.23%	09/18/2031	—	(4)	(10)	—
Routeware, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.23%	09/18/2031	—	(2)	(3)	—
Tamarack Intermediate, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.50%	03/12/2029	2,206	2,202	2,200	0.76
Tamarack Intermediate, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.50%	03/12/2029	217	215	216	0.07
Transit Technologies, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.73%	08/20/2031	3,752	3,722	3,591	1.24
Transit Technologies, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.73%	08/20/2031	316	311	268	0.09
Transit Technologies, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.73%	08/20/2030	—	(4)	(20)	(0.01)
Vensure Employer Services, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.03%	09/29/2031	2,562	2,543	2,548	0.88
Vensure Employer Services, Inc.	(6) (9) (14)	First Lien Debt	S +	5.00%	9.03%	09/29/2031	—	(1)	(1)	—
VRC Companies, LLC	(6)	First Lien Debt	S +	5.50%	9.47%	06/29/2027	7,641	7,633	7,619	2.64
VRC Companies, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.47%	06/29/2027	247	246	246	0.09
								56,300	56,181	19.46
Construction & Engineering

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Arcoro Holdings Corp.	(6) (7)	First Lien Debt	S +	5.50%	9.57%	03/28/2030	3,174	3,152	3,022	1.05
Arcoro Holdings Corp.	(6) (7) (14)	First Lien Debt	S +	5.50%	9.57%	03/28/2030	—	(3)	(12)	—
LJ Avalon Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	8.50%	02/01/2030	1,255	1,255	1,243	0.43
LJ Avalon Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	8.50%	02/01/2030	2,913	2,893	2,883	1.00
LJ Avalon Holdings, LLC	(6) (7) (14)	First Lien Debt	S +	4.75%	8.50%	02/01/2029	—	(2)	(4)	—
Superman Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.57%	08/29/2031	4,689	4,680	4,654	1.61
Superman Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.57%	08/29/2031	861	855	854	0.30
Superman Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.57%	08/29/2031	—	(1)	(3)	—
								12,829	12,637	4.38
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (8)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.82%	02/03/2031	5,940	5,921	5,558	1.93
PDI TA Holdings, Inc.	(6)	First Lien Debt	S +	5.50%	9.32%	02/03/2031	228	227	213	0.07
								6,148	5,771	2.00
Containers & Packaging
Altium Packaging, LLC		First Lien Debt	S +	2.50%	6.40%	06/11/2031	1,485	1,436	1,440	0.50
Berlin Packaging, LLC		First Lien Debt	S +	3.25%	7.22%	06/07/2031	1,485	1,488	1,473	0.51
BP Purchaser, LLC	(6) (8)	First Lien Debt	S +	7.50% (incl. 1.00% PIK)	11.71%	12/11/2028	1,949	1,937	1,549	0.54
								4,861	4,462	1.55
Diversified Consumer Services
Any Hour, LLC	(6) (9)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.82%	05/23/2030	2,389	2,366	1,599	0.55
Any Hour, LLC	(6) (9)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.82%	05/23/2030	68	67	45	0.02
Any Hour, LLC	(6) (15)	Other Debt		13.00% PIK		05/23/2031	774	764	—	—
Any Hour, LLC	(6) (9) (14)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.82%	05/23/2030	323	320	206	0.07
DA Blocker Corp.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.82%	02/10/2032	2,116	2,099	2,079	0.72
DA Blocker Corp.	(6) (8) (11) (14)	First Lien Debt	S +	4.75%	8.82%	02/10/2032	—	(3)	(11)	—
DA Blocker Corp.	(6) (8) (11) (14)	First Lien Debt	S +	4.75%	8.82%	02/10/2032	—	(2)	(4)	—
Eclipse Buyer, Inc.	(6) (9)	First Lien Debt	S +	4.25%	7.98%	09/08/2031	943	936	928	0.32
Eclipse Buyer, Inc.	(6) (9) (14)	First Lien Debt	S +	4.25%	7.98%	09/08/2031	—	(1)	(1)	—
Essential Services Holding Corporation	(6)	First Lien Debt	S +	5.25%	8.98%	06/17/2031	9,939	9,868	9,288	3.22
Essential Services Holding Corporation	(6) (14)	First Lien Debt	S +	5.25%	8.98%	06/17/2030	25	25	22	0.01
EVDR Purchaser, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.65%	02/14/2031	3,750	3,714	3,642	1.26
EVDR Purchaser, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.65%	02/14/2031	224	219	213	0.07
GarageCo Intermediate II, LLC	(6) (8)	First Lien Debt	S +	4.25%	8.00%	08/02/2032	773	766	763	0.26
GarageCo Intermediate II, LLC	(6) (8) (14)	First Lien Debt	S +	4.25%	8.00%	08/02/2032	—	(5)	(14)	—
GarageCo Intermediate II, LLC	(6) (8) (14)	First Lien Debt	S +	4.25%	8.00%	07/30/2032	45	43	41	0.01
Kodiak Buyer, LLC	(6) (8)	First Lien Debt	S +	4.25%	8.32%	07/26/2032	1,534	1,521	1,527	0.53
Kodiak Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	4.25%	8.32%	07/26/2032	129	126	126	0.04

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Kodiak Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	4.25%	8.32%	07/23/2032	—	(4)	(2)	—
LHS Borrower, LLC (Leaf Home)	(6) (8) (10)	First Lien Debt	S +	5.25%	9.15%	09/04/2031	3,792	3,744	3,631	1.26
LHS Borrower, LLC (Leaf Home)	(6) (8) (14)	First Lien Debt	S +	5.25%	9.15%	09/04/2031	76	73	64	0.02
Vertex Service Partners, LLC	(6) (8)	First Lien Debt	S +	6.00% (incl. 2.48% PIK)	10.07%	11/08/2030	319	314	293	0.10
Vertex Service Partners, LLC	(6) (8) (14)	First Lien Debt	S +	6.00% (incl. 2.48% PIK)	10.07%	11/08/2030	817	803	661	0.23
Vertex Service Partners, LLC	(6) (8) (14)	First Lien Debt	S +	6.00% (incl. 2.48% PIK)	10.07%	11/08/2030	74	73	67	0.02
								27,826	25,163	8.72
Diversified Telecommunication Services
Orbcomm, Inc.	(6) (8) (10)	First Lien Debt	S +	5.25%	9.15%	04/27/2032	2,283	2,261	2,260	0.78
Orbcomm, Inc.	(6) (8) (14)	First Lien Debt	S +	5.25%	9.15%	04/27/2032	109	107	106	0.04
Orbcomm, Inc.	(6) (8) (14)	First Lien Debt	S +	5.25%	9.15%	04/27/2032	26	23	22	0.01
								2,391	2,388	0.83
Electrical Equipment
Accel International Holdings, Inc.	(6) (9)	First Lien Debt	S +	4.25%	8.15%	04/26/2032	2,514	2,503	2,514	0.87
Accel International Holdings, Inc.	(6) (9) (14)	First Lien Debt	S +	4.25%	8.15%	04/26/2032	—	(2)	—	—
Kohler Energy Co, LLC		First Lien Debt	S +	2.50%	6.57%	05/01/2031	2,234	2,254	2,232	0.77
Spark Buyer, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.97%	10/15/2031	768	759	695	0.24
Spark Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	8.97%	10/15/2031	92	90	77	0.03
								5,604	5,518	1.91
Electronic Equipment, Instruments & Components
Chamberlain Group, Inc.		First Lien Debt	S +	2.75%	6.51%	09/08/2032	980	984	977	0.34
Magneto Components Buyco, LLC	(6) (8)	First Lien Debt	S +	5.75%	9.65%	12/05/2030	2,558	2,516	2,558	0.89
NDT Global Holding, Inc.	(6) (9) (10) (11)	First Lien Debt	S +	4.50%	8.40%	06/04/2032	3,101	3,075	3,078	1.07
NDT Global Holding, Inc.	(6) (9) (11) (14)	First Lien Debt	S +	4.50%	8.40%	06/04/2032	608	599	597	0.21
NDT Global Holding, Inc.	(6) (9) (11) (14)	First Lien Debt	S +	4.50%	8.40%	06/04/2032	—	(5)	(5)	—
Pamlico Avant Holdings, LP	(6) (8) (10)	First Lien Debt	S +	4.25%	8.32%	12/31/2032	4,820	4,776	4,784	1.66
Pamlico Avant Holdings, LP	(6) (8) (14)	First Lien Debt	S +	4.25%	8.32%	12/31/2032	—	(6)	(5)	—
								11,939	11,984	4.15
Entertainment
Pretzel Parent, Inc.		First Lien Debt	S +	4.50%	8.40%	10/01/2031	990	990	972	0.34
Varsity Brands, Inc.		First Lien Debt	S +	2.75%	6.83%	08/26/2031	990	993	989	0.34
								1,983	1,961	0.68
Financial Services
365 Retail Market, LLC	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	8.82%	05/06/2033	7,123	7,055	7,052	2.44
365 Retail Market, LLC	(6) (7) (8) (14)	First Lien Debt	S +	4.75%	8.82%	05/06/2033	—	(2)	(5)	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
365 Retail Market, LLC	(6) (7) (8) (14)	First Lien Debt	S +	4.75%	8.82%	05/06/2033	—	(8)	(9)	—
BCTO Bluebill Buyer, Inc.	(6) (8) (10)	First Lien Debt	S +	4.25%	8.01%	07/30/2032	4,889	4,846	4,816	1.67
BCTO Bluebill Buyer, Inc.	(6) (8)	First Lien Debt	S +	4.25%	8.01%	07/30/2032	611	606	602	0.21
Cerity Partners, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.57%	07/28/2031	798	798	798	0.28
Cerity Partners, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.57%	07/28/2031	280	278	280	0.10
Cerity Partners, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.57%	07/28/2031	33	32	33	0.01
Cliffwater, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.40%	04/22/2032	5,398	5,353	5,385	1.87
Cliffwater, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.40%	04/22/2032	—	(4)	(1)	—
GC Waves Holdings, Inc.	(6) (8) (10)	First Lien Debt	S +	4.50%	8.40%	10/04/2030	1,910	1,910	1,910	0.66
GC Waves Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	4.50%	8.40%	10/04/2030	1,811	1,797	1,811	0.63
MAI Capital Management Intermediate, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.82%	08/29/2031	1,117	1,109	1,106	0.38
MAI Capital Management Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.82%	08/29/2031	786	778	775	0.27
MAI Capital Management Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.82%	08/29/2031	—	(3)	(4)	—
PMA Parent Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.82%	01/31/2031	3,028	2,997	2,991	1.04
PMA Parent Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.82%	01/31/2031	—	(2)	(3)	—
Synechron, Inc.		First Lien Debt	S +	3.75%	7.82%	10/03/2031	1,980	1,950	1,916	0.66
Trintech, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.65%	01/28/2033	3,763	3,728	3,687	1.28
Trintech, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.65%	01/28/2033	—	(3)	(13)	—
Trintech, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.65%	01/28/2033	—	(4)	(9)	—
								33,211	33,118	11.47
Food Products
Golden State Food, LLC		First Lien Debt	S +	3.50%	7.58%	12/04/2031	992	999	990	0.34
Ground Transportation
eShipping, LLC	(6) (8) (10)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	2,834	2,821	2,805	0.97
eShipping, LLC	(6) (8) (14)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	—	(2)	(11)	—
eShipping, LLC	(6) (14)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	—	(2)	(5)	—
SV Newco 2, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.07%	06/02/2031	5,520	5,497	5,488	1.90
SV Newco 2, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.07%	06/02/2031	1,744	1,729	1,733	0.60
SV Newco 2, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	5.00%	9.07%	06/02/2031	367	362	364	0.13
								10,405	10,374	3.59
Health Care Equipment & Supplies
CSHC Buyerco, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	9.07%	04/29/2033	1,393	1,379	1,379	0.48
CSHC Buyerco, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	9.07%	04/29/2033	121	119	118	0.04
CSHC Buyerco, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	9.07%	04/29/2033	—	(3)	(3)	—
Journey Personal Care Corp.	(8)	First Lien Debt	S +	3.75%	7.57%	03/01/2028	1,967	1,951	1,957	0.68
PerkinElmer U.S., LLC	(6) (7)	First Lien Debt	S +	4.50%	8.31%	03/13/2029	621	619	618	0.21
PerkinElmer U.S., LLC	(6) (7) (14)	First Lien Debt	S +	4.50%	8.31%	03/13/2029	203	201	198	0.07
Tidi Legacy Products, Inc.	(6) (7) (10)	First Lien Debt	S +	4.50%	8.40%	12/19/2029	4,286	4,270	4,286	1.48
Tidi Legacy Products, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.40%	12/19/2029	359	354	359	0.12
Tidi Legacy Products, Inc.	(6) (7) (14)	First Lien Debt	S +	4.50%	8.40%	12/19/2029	36	33	36	0.01
YI, LLC	(6) (7) (10)	First Lien Debt	S +	5.75%	9.65%	12/03/2029	1,664	1,644	1,661	0.58
YI, LLC	(6) (7) (14)	First Lien Debt	S +	5.75%	9.65%	12/03/2029	—	(3)	—	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
								10,564	10,609	3.67
Health Care Providers & Services
Blue River PetCare, LLC	(6) (10)	First Lien Debt	S +	5.00%	8.76%	08/01/2029	270	270	267	0.09
Blue River PetCare, LLC	(6) (14)	First Lien Debt	S +	5.00%	8.76%	08/01/2029	—	(1)	(5)	—
Blue River PetCare, LLC	(6) (14)	First Lien Debt	S +	5.00%	8.76%	08/01/2029	—	(1)	(1)	—
DCA Buyer, LLC	(6) (8)	First Lien Debt	S +	6.00% (incl. 2.25% PIK)	10.07%	06/02/2031	1,090	1,090	1,090	0.38
DCA Buyer, LLC	(6)	First Lien Debt	S +	5.00%	8.69%	06/02/2031	160	159	160	0.06
Gateway US Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.65%	09/22/2028	1,390	1,378	1,383	0.48
Gateway US Holdings, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	4.75%	8.65%	09/22/2028	419	415	416	0.14
Gateway US Holdings, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	4.75%	8.65%	09/22/2028	—	—	—	—
Heartland Dental, LLC		First Lien Debt	S +	3.00%	6.82%	08/25/2032	1,485	1,493	1,481	0.51
Imagine 360, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.82%	10/02/2028	3,185	3,168	3,184	1.10
Imagine 360, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.82%	10/02/2028	—	(1)	—	—
Invictus Buyer, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.57%	06/03/2031	1,588	1,576	1,588	0.55
Invictus Buyer, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.57%	06/03/2031	672	666	672	0.23
Invictus Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.57%	06/03/2031	—	(2)	—	—
Merative, LP	(6) (8) (10)	First Lien Debt	S +	4.50%	8.57%	09/30/2032	8,173	8,137	8,173	2.83
Merative, LP	(6) (8) (14)	First Lien Debt	S +	4.50%	8.57%	09/30/2032	—	(2)	—	—
Merative, LP	(6) (8) (14)	First Lien Debt	S +	4.50%	8.57%	09/30/2032	—	(4)	—	—
mPulse Mobile, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.82%	08/26/2032	4,810	4,767	4,557	1.58
mPulse Mobile, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.82%	08/26/2032	—	(2)	(24)	(0.01)
mPulse Mobile, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.82%	08/26/2032	—	(6)	(36)	(0.01)
PPV Intermediate Holdings, LLC	(6) (8)	First Lien Debt	S +	5.75%	9.51%	08/31/2029	656	654	646	0.22
Stepping Stones Healthcare Services, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.81%	01/05/2033	1,345	1,339	1,338	0.46
Stepping Stones Healthcare Services, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.81%	01/05/2033	—	(4)	(9)	—
Stepping Stones Healthcare Services, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.81%	01/05/2033	64	62	62	0.02
TA Polaris Buyer, Inc.	(6) (9) (10)	First Lien Debt	S +	4.50%	8.36%	12/13/2032	6,973	6,941	6,753	2.34
TA Polaris Buyer, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.36%	12/13/2032	901	892	809	0.28
TA Polaris Buyer, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.36%	12/13/2032	—	(4)	(27)	(0.01)
U.S. Anesthesia Partners, Inc.	(9)	First Lien Debt	S +	4.00%	7.80%	10/02/2028	1,484	1,488	1,486	0.51
								34,468	33,963	11.76
Health Care Technology
Athenahealth Group, Inc.	(9)	First Lien Debt	S +	3.25%	7.15%	02/16/2032	980	980	978	0.34
Cotiviti Corporation		First Lien Debt	S +	2.75%	6.43%	05/01/2031	975	979	934	0.32
Hyland Software, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.82%	09/19/2030	2,781	2,757	2,781	0.96
Hyland Software, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.82%	09/19/2029	—	(1)	—	—
								4,715	4,693	1.63
Household Durables
PHRG Intermediate, LLC		First Lien Debt	S +	4.00%	8.07%	02/20/2032	990	961	983	0.34
Industrial Conglomerates
Aptean, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.52%	01/30/2031	4,681	4,660	4,611	1.60

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Aptean, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.52%	01/30/2031	—	(1)	(4)	—
Aptean, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.52%	01/30/2031	107	106	103	0.04
Raptor Merger Sub Debt, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.82%	04/01/2030	3,357	3,357	3,343	1.16
Raptor Merger Sub Debt, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.82%	04/01/2030	1,095	1,091	1,088	0.38
Raptor Merger Sub Debt, LLC	(6) (8) (14)	First Lien Debt	P +	3.75%	10.75%	04/01/2030	55	55	53	0.02
Velotic Borrower, LP	(6) (8) (10)	First Lien Debt	S +	4.75%	8.82%	03/02/2033	6,184	6,127	6,138	2.13
Velotic Borrower, LP	(6) (8) (14)	First Lien Debt	S +	4.75%	8.82%	03/02/2033	—	(10)	(8)	—
								15,385	15,324	5.31
Insurance Services
Alliant Holdings Intermediate, LLC		First Lien Debt	S +	2.50%	6.40%	09/19/2031	978	982	970	0.34
Amerilife Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	8.80%	08/31/2029	4,260	4,254	4,250	1.47
Amerilife Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.80%	08/31/2029	136	135	135	0.05
Amerilife Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.80%	08/31/2028	81	80	81	0.03
Fetch, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.65%	03/31/2033	1,700	1,684	1,683	0.58
Fetch, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.65%	03/31/2033	—	(2)	(5)	—
Fetch, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.65%	03/31/2033	—	(3)	(3)	—
Foundation Risk Partners Corp.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.82%	10/29/2030	1,390	1,383	1,390	0.48
Foundation Risk Partners Corp.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.82%	10/29/2029	75	74	75	0.03
Galway Borrower, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.57%	09/29/2028	362	359	360	0.12
Galway Borrower, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.57%	09/29/2028	828	822	817	0.28
Higginbotham Insurance Agency, Inc.	(6) (7) (10)	First Lien Debt	S +	4.50%	8.40%	06/11/2031	5,372	5,361	5,372	1.86
Higginbotham Insurance Agency, Inc.	(6) (7) (14)	First Lien Debt	S +	4.50%	8.40%	06/11/2031	400	396	400	0.14
High Street Buyer, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.57%	04/14/2028	894	885	886	0.31
HUB International Limited		First Lien Debt	S +	2.25%	5.98%	06/20/2030	416	419	416	0.14
Inszone Mid, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.57%	11/30/2029	913	903	907	0.31
Inszone Mid, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.57%	11/30/2029	2,964	2,930	2,932	1.02
Inszone Mid, LLC	(6) (7) (14)	First Lien Debt	S +	5.50%	9.57%	11/30/2029	—	(3)	(3)	—
Integrity Marketing Acquisition, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.76%	08/25/2028	4,853	4,853	4,853	1.68
Iris Specialty Acquisition, LLC	(6) (9) (10)	First Lien Debt	S +	4.50%	8.57%	11/22/2032	7,062	7,030	7,039	2.44
Iris Specialty Acquisition, LLC	(6) (9) (14)	First Lien Debt	S +	4.50%	8.57%	11/22/2032	107	104	103	0.04
Iris Specialty Acquisition, LLC	(6) (9) (14)	First Lien Debt	S +	4.50%	8.57%	11/22/2032	238	233	234	0.08
Majesco, Inc.	(6) (9) (10)	First Lien Debt	S +	4.25%	8.32%	01/07/2033	4,983	4,972	4,946	1.71
Majesco, Inc.	(6) (9) (14)	First Lien Debt	S +	4.25%	8.32%	01/07/2033	—	(1)	(3)	—
One, Inc. Software Corporation	(6) (8) (10)	First Lien Debt	S +	4.25%	8.51%	12/06/2032	5,105	5,059	5,029	1.74
One, Inc. Software Corporation	(6) (8) (14)	First Lien Debt	S +	4.25%	8.51%	12/06/2032	—	(4)	(15)	(0.01)
One, Inc. Software Corporation	(6) (8) (14)	First Lien Debt	S +	4.25%	8.51%	12/06/2032	—	(3)	(6)	—
Patriot Growth Insurance Services, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	9.23%	10/16/2028	6,683	6,677	6,532	2.26
USI, Inc.		First Lien Debt	S +	2.25%	6.32%	09/29/2030	975	978	974	0.34
World Insurance Associates, LLC	(6) (7)	First Lien Debt	S +	5.00%	9.07%	04/03/2030	6,368	6,349	6,221	2.15
								56,906	56,570	19.59
Interactive Media & Services
Aragorn Parent Corporation		First Lien Debt	S +	3.50%	7.40%	12/16/2030	985	991	988	0.34
FMG Suite Holdings, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.38%	09/09/2032	3,464	3,434	3,412	1.18
FMG Suite Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.38%	09/09/2032	—	(4)	(14)	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
FMG Suite Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.38%	09/09/2032	—	(5)	(8)	—
								4,416	4,378	1.52
IT Services
Apollo Acquisition, Inc.	(6)	First Lien Debt	S +	5.00%	8.90%	12/30/2031	4,823	4,784	4,780	1.66
Apollo Acquisition, Inc.	(6) (8) (10)	First Lien Debt	S +	5.00%	8.90%	12/30/2031	516	512	512	0.18
Apollo Acquisition, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	8.90%	12/30/2031	1,018	1,006	1,002	0.35
Apollo Acquisition, Inc.	(6) (14)	First Lien Debt	S +	5.00%	8.90%	12/30/2030	—	(6)	(7)	—
Asurion, LLC		First Lien Debt	S +	4.25%	8.07%	09/19/2030	1,967	1,963	1,914	0.66
Bridgepointe Technologies, LLC	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	8.82%	04/18/2033	2,629	2,604	2,609	0.90
Bridgepointe Technologies, LLC	(6) (7) (8) (14)	First Lien Debt	S +	4.75%	8.82%	04/18/2033	185	179	177	0.06
Bridgepointe Technologies, LLC	(6) (7) (8) (14)	First Lien Debt	S +	4.75%	8.82%	04/18/2033	—	(3)	(3)	—
Catalis Intermediate, Inc.	(6) (8) (10)	First Lien Debt	S +	5.50%	9.72%	02/04/2028	2,035	2,035	2,028	0.70
Catalis Intermediate, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.72%	02/04/2028	669	669	667	0.23
Catalis Intermediate, Inc.	(6) (8) (14)	First Lien Debt	S +	5.50%	9.72%	02/04/2028	—	—	(1)	—
Cyber US Bidco, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.87%	12/30/2032	4,034	3,997	3,971	1.38
Cyber US Bidco, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.87%	12/30/2032	—	(4)	(12)	—
Cyber US Bidco, LLC	(6) (8) (11) (14)	First Lien Debt	S +	4.75%	8.87%	12/30/2032	—	(3)	(5)	—
GI DI Cornfield Acquisition, LLC	(6) (10)	First Lien Debt	S +	4.50%	8.50%	03/09/2029	3,861	3,832	3,852	1.33
GI DI Cornfield Acquisition, LLC	(6) (10)	First Lien Debt	S +	4.50%	8.50%	03/09/2029	1,960	1,953	1,956	0.68
Redwood Services Group, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	9.08%	06/15/2029	356	351	329	0.11
Ridge Trail US Bidco, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.57%	09/30/2031	4,839	4,800	4,839	1.68
Ridge Trail US Bidco, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	4.50%	8.57%	09/30/2031	164	156	164	0.06
Ridge Trail US Bidco, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	4.50%	8.57%	03/31/2031	—	(4)	—	—
Sedgwick Claims Management Services, Inc.		First Lien Debt	S +	2.50%	6.40%	07/31/2031	978	982	972	0.34
Thrive Buyer, Inc. (Thrive Networks)	(6) (8)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	9.07%	02/02/2032	4,468	4,433	4,211	1.46
Thrive Buyer, Inc. (Thrive Networks)	(6) (8)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	9.07%	02/02/2032	1,026	1,018	967	0.33
Thrive Buyer, Inc. (Thrive Networks)	(6) (8) (14)	First Lien Debt	S +	4.50%	8.23%	02/02/2032	282	278	249	0.09
								35,532	35,171	12.18
Leisure Products
Recess Holdings, Inc.	(7)	First Lien Debt	S +	3.75%	7.56%	02/20/2030	978	985	977	0.34
Life Sciences Tools & Services
Model N, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.82%	06/27/2031	6,711	6,661	6,581	2.28
Model N, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.82%	06/27/2031	49	48	48	0.02
Model N, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.82%	06/27/2031	—	—	(1)	—
								6,709	6,628	2.30
Machinery
AI Aqua Merger Sub, Inc.		First Lien Debt	S +	2.50%	6.21%	07/05/2033	386	387	386	0.13

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Chase Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.57%	10/30/2028	721	714	711	0.25
Chase Intermediate, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	8.57%	10/30/2028	13	13	13	—
Cleanova US Holdings, LLC		First Lien Debt	S +	4.75%	8.61%	06/14/2032	990	995	986	0.34
Icebox Holdco III, Inc.	(9)	First Lien Debt	S +	3.25%	7.32%	12/22/2031	490	494	490	0.17
TK Elevator US Newco, Inc.	(9)	First Lien Debt	S +	2.75%	6.70%	04/30/2030	978	984	981	0.34
								3,587	3,567	1.24
Multi-Utilities
Vessco Midco Holdings, LLC	(6) (8)	First Lien Debt	S +	4.25%	8.11%	07/24/2031	1,268	1,262	1,255	0.43
Vessco Midco Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	4.25%	8.11%	07/24/2031	208	205	196	0.07
								1,467	1,451	0.50
Pharmaceuticals
Real Chemistry Intermediate III, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.57%	04/12/2032	2,115	2,106	2,083	0.72
Real Chemistry Intermediate III, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.57%	04/12/2032	724	720	710	0.25
Real Chemistry Intermediate III, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.57%	04/12/2032	—	(2)	(7)	—
Specialty Pharma III, Inc.	(6) (9) (10)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	3,706	3,689	3,669	1.27
Specialty Pharma III, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(2)	(5)	—
								6,511	6,450	2.23
Professional Services
Accordion Partners, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	8.98%	11/17/2031	6,878	6,830	6,803	2.36
Accordion Partners, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.98%	11/17/2031	1,161	1,152	1,142	0.40
Accordion Partners, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.98%	11/17/2031	—	(5)	(9)	—
Ascend Partner Services, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.37%	08/11/2031	1,925	1,911	1,863	0.65
Ascend Partner Services, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.37%	08/11/2031	4,333	4,299	4,192	1.45
Ascend Partner Services, LLC	(6) (8) (14)	First Lien Debt	S +	4.50%	8.37%	08/11/2031	—	(5)	(22)	(0.01)
Bullhorn, Inc.	(6) (7)	First Lien Debt	S +	5.00%	8.90%	10/01/2029	1,047	1,041	1,041	0.36
Bullhorn, Inc.	(6) (7)	First Lien Debt	S +	5.00%	8.90%	10/01/2029	424	423	422	0.15
Bullhorn, Inc.	(6) (7) (14)	First Lien Debt	S +	5.00%	8.90%	10/01/2029	10	10	9	—
Carr, Riggs and Ingram Capital, LLC	(6) (9)	First Lien Debt	S +	4.25%	8.32%	11/18/2031	3,398	3,372	3,373	1.17
Carr, Riggs and Ingram Capital, LLC	(6) (9) (14)	First Lien Debt	S +	4.25%	8.32%	11/18/2031	781	772	768	0.27
Carr, Riggs and Ingram Capital, LLC	(6) (9) (14)	First Lien Debt	S +	4.25%	8.32%	11/18/2031	362	356	356	0.12
Deerfield Dakota Holding, LLC	(6) (8)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.82%	09/13/2032	13,075	12,964	12,625	4.37
Deerfield Dakota Holding, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.32%	09/13/2032	420	410	379	0.13
Guidepoint Security Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	5.00%	8.90%	10/02/2029	1,825	1,806	1,824	0.63
Guidepoint Security Holdings, LLC	(6) (7) (14)	First Lien Debt	S +	5.00%	8.90%	10/02/2029	83	81	83	0.03
Guidepoint Security Holdings, LLC	(6) (7) (14)	First Lien Debt	S +	5.00%	8.90%	10/02/2029	—	(4)	—	—
iCIMS, Inc.	(6) (8)	First Lien Debt	S +	6.25%	9.88%	08/18/2028	949	946	920	0.32
iCIMS, Inc.	(6) (8) (14)	First Lien Debt	S +	6.25%	9.88%	08/18/2028	38	38	35	0.01
IG Investment Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	8.82%	09/22/2028	4,415	4,391	4,415	1.53
IG Investment Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.82%	09/22/2028	—	(3)	—	—
KENG Acquisition, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.32%	08/01/2029	281	278	276	0.10
KENG Acquisition, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.32%	08/01/2029	215	212	211	0.07
KENG Acquisition, Inc.	(6) (7) (14)	First Lien Debt	S +	4.50%	8.32%	08/01/2029	—	(1)	(2)	—
UHY Advisors, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.51%	11/21/2031	2,175	2,157	2,158	0.75

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
UHY Advisors, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.51%	11/21/2031	1,537	1,522	1,525	0.53
Valkyrie Buyer, LLC	(6) (8) (10)	First Lien Debt	S +	5.50%	9.57%	05/06/2031	5,158	5,127	5,107	1.77
Valkyrie Buyer, LLC	(6) (8) (14)	First Lien Debt	S +	5.50%	9.57%	05/06/2030	35	32	32	0.01
WIPFLI Advisory, LLC	(6) (8) (10)	First Lien Debt	S +	4.25%	7.98%	10/01/2032	2,769	2,757	2,741	0.95
WIPFLI Advisory, LLC	(6) (8) (14)	First Lien Debt	S +	4.25%	7.98%	10/01/2032	171	168	161	0.06
WIPFLI Advisory, LLC	(6) (8) (14)	First Lien Debt	S +	4.25%	7.98%	10/01/2032	—	(3)	(7)	—
								53,034	52,421	18.16
Real Estate Management & Development
Associations, Inc.	(6) (7)	First Lien Debt	S +	6.50%	10.52%	07/03/2028	856	856	856	0.30
Associations, Inc.	(6) (7) (14)	First Lien Debt	S +	6.50%	10.52%	07/03/2028	39	39	39	0.01
Inhabitiq, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.40%	01/12/2032	4,082	4,065	3,992	1.38
Inhabitiq, Inc.	(6) (8) (14)	First Lien Debt	S +	4.50%	8.40%	01/12/2032	—	(2)	(25)	(0.01)
Inhabitiq, Inc.	(6) (8) (14)	First Lien Debt	S +	4.50%	8.40%	01/12/2032	—	(3)	(16)	(0.01)
Metropolis Technologies, Inc.		First Lien Debt	S +	5.25%	9.01%	11/03/2032	993	988	974	0.34
MRI Software, LLC	(6) (7)	First Lien Debt	S +	4.75%	8.82%	02/10/2028	7,469	7,477	7,459	2.58
MRI Software, LLC	(6) (7)	First Lien Debt	S +	4.75%	8.82%	02/10/2028	1,303	1,298	1,300	0.45
MRI Software, LLC	(6) (7) (14)	First Lien Debt	S +	4.75%	8.82%	02/10/2028	103	102	102	0.04
								14,820	14,681	5.08
Software
Apryse Software Corp.	(6) (9) (10)	First Lien Debt	S +	4.50%	8.57%	06/28/2032	6,003	5,951	6,003	2.08
Apryse Software Corp.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.57%	06/28/2032	292	288	292	0.10
Archduke Buyer, Inc.	(6) (9) (10)	First Lien Debt	S +	5.50%	9.33%	12/03/2032	3,776	3,742	3,769	1.31
Archduke Buyer, Inc.	(6) (9) (14)	First Lien Debt	S +	5.50%	9.33%	12/03/2032	—	(2)	(1)	—
Artifact Bidco, Inc.	(6) (9)	First Lien Debt	S +	4.15%	8.22%	07/28/2031	2,113	2,098	2,113	0.73
Artifact Bidco, Inc.	(6) (9) (14)	First Lien Debt	S +	4.15%	8.22%	07/28/2031	—	(2)	—	—
Artifact Bidco, Inc.	(6) (9) (14)	First Lien Debt	S +	4.15%	8.22%	07/26/2030	—	(2)	—	—
AuditBoard, Inc.	(6) (8) (10)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.57%	07/14/2031	7,083	7,033	7,001	2.42
AuditBoard, Inc.	(6) (8)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.57%	07/14/2031	1,727	1,714	1,708	0.59
AuditBoard, Inc.	(6) (8) (14)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.57%	07/14/2031	—	(5)	(8)	—
Banyan Software Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	9.40%	01/02/2031	2,398	2,380	2,368	0.82
Banyan Software Holdings, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.40%	01/02/2031	4,803	4,746	4,675	1.62
Banyan Software Holdings, LLC	(6) (7) (14)	First Lien Debt	S +	5.50%	9.40%	01/02/2031	—	(2)	(3)	—
Clover Holdings 2, LLC		First Lien Debt	S +	3.75%	7.64%	12/09/2031	1,985	1,992	1,959	0.68
Coupa Holdings, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.07%	02/27/2030	2,885	2,874	2,885	1.00
Coupa Holdings, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.07%	02/27/2030	263	261	263	0.09
Coupa Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.07%	02/27/2029	134	134	134	0.05
Diligent Corporation	(6) (8)	First Lien Debt	S +	5.00%	8.69%	08/02/2030	7,409	7,390	7,218	2.50
Diligent Corporation	(6) (8)	First Lien Debt	S +	8.42% PIK	12.18%	08/02/2030	1,310	1,307	1,276	0.44
Diligent Corporation	(6) (8) (14)	First Lien Debt	S +	5.00%	8.69%	08/02/2030	483	481	459	0.16
Drake Software, LLC		First Lien Debt	S +	4.25%	8.32%	06/26/2031	989	971	934	0.32
E-Discovery AcquireCo, LLC	(6) (7) (10)	First Lien Debt	S +	6.25%	10.01%	08/29/2029	1,448	1,435	1,378	0.48

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
E-Discovery AcquireCo, LLC	(6) (7) (14)	First Lien Debt	S +	6.25%	10.01%	08/29/2029	70	69	66	0.02
Emburse, Inc.	(6) (8)	First Lien Debt	S +	4.25%	8.32%	05/28/2032	3,684	3,676	3,684	1.28
Emburse, Inc.	(6) (8) (14)	First Lien Debt	S +	4.25%	8.32%	05/28/2032	—	(1)	—	—
Emburse, Inc.	(6) (8) (14)	First Lien Debt	S +	4.25%	8.32%	05/28/2032	—	(1)	—	—
Epicor Software Corporation	(8)	First Lien Debt	S +	2.75%	6.65%	05/30/2031	490	491	481	0.17
Espresso Bidco, Inc.	(6) (8)	First Lien Debt	S +	5.25%	8.98%	03/25/2032	4,460	4,407	4,371	1.51
Espresso Bidco, Inc.	(6) (8) (14)	First Lien Debt	S +	5.25%	8.98%	03/25/2032	1,104	1,089	1,080	0.37
Espresso Bidco, Inc.	(6) (8) (14)	First Lien Debt	S +	5.25%	8.98%	03/25/2032	—	(6)	(11)	—
Everbridge Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	8.73%	07/02/2031	7,713	7,684	7,713	2.67
Everbridge Holdings, LLC	(6) (8) (14)	First Lien Debt	S +	5.00%	8.73%	07/02/2031	41	41	41	0.01
Formstack Acquisition, Co.	(6) (7)	First Lien Debt	S +	5.00%	9.07%	03/28/2030	1,843	1,825	1,830	0.63
Formstack Acquisition, Co.	(6) (7)	First Lien Debt	S +	5.00%	9.07%	03/28/2030	178	177	177	0.06
Formstack Acquisition, Co.	(6) (7) (14)	First Lien Debt	S +	5.00%	9.07%	03/28/2030	79	75	76	0.03
Fullsteam Operations, LLC	(6) (8) (10)	First Lien Debt	S +	5.25%	9.01%	08/08/2031	4,846	4,805	4,765	1.65
Fullsteam Operations, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.01%	08/08/2031	293	285	266	0.09
Fullsteam Operations, LLC	(6) (8) (14)	First Lien Debt	S +	5.25%	9.01%	08/08/2031	—	(4)	(9)	—
Granicus, Inc.	(6) (8)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.57%	01/17/2031	1,604	1,594	1,604	0.56
Granicus, Inc.	(6) (8)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.57%	01/17/2031	3,295	3,271	3,288	1.14
Granicus, Inc.	(6) (8) (14)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.57%	01/17/2031	—	(1)	—	—
GS AcquisitionCo, Inc.	(6) (7)	First Lien Debt	S +	5.25%	9.32%	05/25/2028	1,545	1,542	1,366	0.47
GS AcquisitionCo, Inc.	(6) (8)	First Lien Debt	S +	5.25%	9.32%	05/25/2028	58	58	51	0.02
GS AcquisitionCo, Inc.	(6) (7) (14)	First Lien Debt	S +	5.25%	9.32%	05/25/2028	194	193	171	0.06
Hootsuite, Inc.	(6) (8) (11)	First Lien Debt	S +	5.50%	9.31%	05/22/2030	2,639	2,613	2,606	0.90
Hootsuite, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	5.50%	9.31%	05/22/2030	36	33	32	0.01
Icefall Parent, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.57%	01/25/2030	1,769	1,747	1,769	0.61
Icefall Parent, Inc.	(6) (7) (14)	First Lien Debt	S +	4.50%	8.57%	01/25/2030	—	(2)	—	—
Jawbreaker Parent, Inc.	(6) (9) (10)	First Lien Debt	S +	4.75%	8.82%	01/31/2033	7,911	7,838	7,793	2.70
Jawbreaker Parent, Inc.	(6) (9) (14)	First Lien Debt	S +	4.75%	8.82%	01/31/2033	—	(5)	(16)	(0.01)
Jawbreaker Parent, Inc.	(6) (9) (14)	First Lien Debt	S +	4.75%	8.82%	01/31/2033	—	(9)	(16)	(0.01)
LogRhythm, Inc.	(6) (7) (15)	First Lien Debt	S +	7.50% PIK		07/02/2029	1,438	1,412	1,132	0.39
LogRhythm, Inc.	(6) (7) (14)	First Lien Debt	S +	5.50%	9.23%	07/02/2029	24	22	(1)	—
Nasuni Corporation	(6) (8)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	4,138	4,094	4,091	1.42
Nasuni Corporation	(6) (8) (14)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	345	336	335	0.12
OceanKey (U.S.) II Corp.	(9)	First Lien Debt	S +	3.50%	7.50%	12/15/2028	1,967	1,966	1,941	0.67
Onit, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.57%	01/27/2032	7,426	7,381	7,426	2.57
Onit, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.57%	01/27/2032	—	(6)	—	—
Onit, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.57%	01/27/2032	—	(4)	—	—
Optimizely North America, Inc.	(6) (8) (11)	First Lien Debt	S +	5.50% (incl. 2.5% PIK)	9.57%	10/30/2031	3,039	3,015	2,887	1.00
Optimizely North America, Inc.	(6) (8) (11)	First Lien Debt	E +	5.75% (incl. 2.5% PIK)	8.36%	10/30/2031	€1,119	1,207	1,204	0.42

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Optimizely North America, Inc.	(6) (8) (11)	First Lien Debt	SA +	6.00% (incl. 2.5% PIK)	9.73%	10/30/2031	£373	481	471	0.16
Optimizely North America, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	5.50% (incl. 2.5% PIK)	9.57%	10/30/2031	—	(3)	(22)	(0.01)
Project Alpha Intermediate Holding, Inc.	(9)	First Lien Debt	S +	3.25%	7.32%	10/28/2030	1,485	1,486	1,040	0.36
Runway Bidco, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.57%	12/17/2031	5,382	5,339	5,288	1.83
Runway Bidco, LLC	(6) (9) (14)	First Lien Debt	S +	4.50%	8.57%	12/17/2031	—	(5)	(24)	(0.01)
Runway Bidco, LLC	(6) (9) (14)	First Lien Debt	S +	4.50%	8.57%	12/17/2031	—	(5)	(12)	—
Saturn Borrower, Inc.	(6) (7) (10)	First Lien Debt	S +	6.00%	10.07%	11/10/2028	5,160	5,113	4,985	1.73
Saturn Borrower, Inc.	(6) (7) (14)	First Lien Debt	S +	6.00%	10.07%	11/10/2028	274	267	245	0.08
UKG, Inc.		First Lien Debt	S +	2.25%	6.07%	02/10/2031	490	492	475	0.16
Vanco Payment Solutions, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	9.01%	12/01/2031	3,293	3,263	3,235	1.12
Vanco Payment Solutions, LLC	(6) (8) (14)	First Lien Debt	S +	4.75%	9.01%	12/01/2031	—	(2)	(3)	—
Vision Solutions, Inc.	(8)	First Lien Debt	S +	4.00%	8.08%	04/24/2028	979	978	794	0.28
								125,095	123,088	42.63
Textiles, Apparel & Luxury Goods
Gloves Buyer, Inc.	(9)	First Lien Debt	S +	3.75%	7.65%	05/21/2032	1,990	1,981	1,990	0.69
Transportation Infrastructure
Jeppesen Holdings, LLC	(6) (9) (10)	First Lien Debt	S +	4.75%	8.57%	11/01/2032	7,838	7,803	7,759	2.69
Jeppesen Holdings, LLC	(6) (9) (14)	First Lien Debt	S +	4.75%	8.57%	11/01/2032	—	(2)	(4)	—
KKR Apple Bidco, LLC		First Lien Debt	S +	2.50%	6.40%	09/23/2031	487	487	488	0.17
								8,288	8,243	2.86
Wireless Telecommunication Services
CCI Buyer, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.07%	05/13/2032	4,911	4,869	4,879	1.69
CCI Buyer, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.07%	05/13/2032	—	(2)	(2)	—
Mobile Communications America, Inc.	(6) (7)	First Lien Debt	S +	4.75%	8.50%	10/16/2029	996	988	996	0.34
Mobile Communications America, Inc.	(6) (7)	First Lien Debt	S +	4.75%	8.50%	10/16/2029	527	518	527	0.18
Mobile Communications America, Inc.	(6) (7) (14)	First Lien Debt	S +	4.75%	8.50%	10/16/2029	13	12	13	—
								6,385	6,413	2.22
Total Debt Investments - non-controlled/non-affiliated								$599,759	$591,434	204.85%

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Commercial Services & Supplies
Firebird Co-Invest, LP	(6) (12) (13)	Common Equity		01/17/2025	145,000	$138	$215	0.07%

Diversified Consumer Services
Eclipse Topco, Inc.	(6) (12)	Preferred Equity	12.25% PIK	09/05/2024	10	127	123	0.04

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Leaf Home, LLC	(6) (12)	Preferred Equity	14.00% PIK	09/05/2025	250	281	335	0.12
Leaf Home, LLC	(6) (12) (13)	Warrants		09/05/2025	1	—	—	—
						408	458	0.16
Electrical Equipment
Sparkstone Electrical Group	(6) (12) (13)	Common Equity		10/15/2024	1,500	150	61	0.02
Health Care Providers & Services
DCA TopCo, LP	(6) (12) (13)	Common Equity		06/02/2026	69,813	592	639	0.22
Interactive Media & Services
FMG Suite Holdings, LLC	(6) (12) (13)	Common Equity		09/09/2025	250	—	—	—
FMG Suite Holdings, LLC	(6) (12)	Preferred Equity	8.00% PIK	09/09/2025	250	272	256	0.09
						272	256	0.09
Professional Services
Valkyrie Topco, LLC	(6) (12) (13)	Common Equity		05/03/2024	796	1	1	—
Valkyrie Topco, LLC	(6) (12)	Preferred Equity	10.00% PIK	05/03/2024	78,804	100	100	0.03
						101	101	0.03
Software
Reveal Data Solutions	(6) (12) (13)	Common Equity		08/29/2023	12,307	16	10	—
Total Equity Investments - non-controlled/non-affiliated						$1,677	$1,740	0.60%
Total Equity Investments						$1,677	$1,740	0.60%
Total Portfolio Investments						$601,436	$593,174	205.45%

(1)

Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” includes the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2026, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2026, the Company was not an “affiliated person” of any portfolio company.

(2)	Unless otherwise indicated, the Company's investments are pledged as collateral supporting the amounts outstanding under the SMBC Facility (as defined below). See Note 6 "Debt".
(3)

Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2026. As of September 30, 2026, the reference rates for our variable rate loans were the 1-month C at 2.31%, 3-month C at 2.43%, 1-month E at 2.50%, 3-month E at 2.62%,

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

1-month S at 3.91%, 3-month S at 4.08%, 6-month S at 4.27%, SA at 3.73% and the P at 7.00%.
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

(7)	Loan includes interest rate floor of 1.00%.
(8)	Loan includes interest rate floor of 0.75%.
(9)	Loan includes interest rate floor of 0.50%.
(10)	Assets or a portion thereof are pledged as collateral for the Barclays Facility. See Note 6 "Debt".
(11)

The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026 non-qualifying assets represented 4.59% of total assets as calculated in accordance with regulatory requirements.

(12)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of September 30, 2026, the aggregate fair value of these securities was $1,740 or 0.60% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(13)	Non-income producing security.
(14)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2026:

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Market, LLC	Delayed Draw Term Loan	5/8/2028	$517	$(4)
365 Retail Market, LLC	Revolver	5/6/2033	861	(8)
AA&D Midco, Inc.	Revolver	11/29/2030	1,079	—
AWP Group Holdings, Inc.	Revolver	12/22/2032	170	(3)
Accel International Holdings, Inc.	Revolver	4/26/2032	432	—
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	607	(7)
Accordion Partners, LLC	Revolver	11/17/2031	783	(9)
Amerilife Holdings, LLC	Delayed Draw Term Loan	2/28/2027	514	(1)
Amerilife Holdings, LLC	Revolver	8/31/2028	244	(1)
Any Hour, LLC	Revolver	5/23/2030	31	(10)
Apollo Acquisition, Inc.	Delayed Draw Term Loan	6/4/2027	724	(6)
Apollo Acquisition, Inc.	Revolver	12/30/2030	769	(7)
Apryse Software Corp.	Revolver	6/28/2032	206	—
Aptean, Inc.	Delayed Draw Term Loan	2/14/2027	249	(4)
Aptean, Inc.	Revolver	1/30/2031	143	(2)
Archduke Buyer, Inc.	Revolver	12/3/2032	274	(1)
Arcoro Holdings Corp.	Revolver	3/28/2030	261	(12)
Artifact Bidco, Inc.	Delayed Draw Term Loan	5/22/2027	517	—
Artifact Bidco, Inc.	Revolver	7/26/2030	369	—
Ascend Partner Services, LLC	Revolver	8/11/2031	673	(22)
Associations, Inc.	Delayed Draw Term Loan	7/3/2028	28	—
Associations, Inc.	Revolver	7/3/2028	54	—
AuditBoard, Inc.	Revolver	7/14/2031	686	(8)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/8/2027	4,410	(55)
Banyan Software Holdings, LLC	Revolver	1/2/2031	261	(3)
Blue River PetCare, LLC	Delayed Draw Term Loan	2/11/2028	701	(5)
Blue River PetCare, LLC	Revolver	8/1/2029	127	(1)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	4/17/2028	845	(6)
Bridgepointe Technologies, LLC	Revolver	4/18/2033	344	(3)
Bullhorn, Inc.	Revolver	10/1/2029	65	—
CCI Buyer, Inc.	Revolver	5/13/2032	290	(2)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	4/4/2027	2,786	(28)
COP Collisionright Parent, LLC	Revolver	1/29/2030	252	(3)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2027	128	—
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	471	—
CSHC Buyerco, LLC	Delayed Draw Term Loan	4/30/2029	176	(2)
CSHC Buyerco, LLC	Revolver	4/29/2033	260	(3)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	961	(7)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	438	(3)
Catalis Intermediate, Inc.	Revolver	2/4/2028	245	(1)
Cerity Partners, LLC	Delayed Draw Term Loan	12/20/2027	508	—
Cerity Partners, LLC	Revolver	7/28/2031	38	—
Chase Intermediate, LLC	Delayed Draw Term Loan	4/10/2027	126	(1)
Chase Intermediate, LLC	Revolver	10/30/2028	22	—
Cliffwater, LLC	Revolver	4/22/2032	520	(1)

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	993	(15)
Consor Intermediate II, LLC	Delayed Draw Term Loan	11/10/2026	271	—
Consor Intermediate II, LLC	Revolver	5/12/2031	137	—
Coupa Holdings, LLC	Revolver	2/27/2029	67	—
Cyber US Bidco, LLC	Delayed Draw Term Loan	1/2/2029	797	(12)
Cyber US Bidco, LLC	Revolver	12/30/2032	350	(5)
DA Blocker Corp.	Delayed Draw Term Loan	2/10/2027	661	(12)
DA Blocker Corp.	Revolver	2/10/2032	220	(4)
Deerfield Dakota Holding, LLC	Revolver	9/13/2032	780	(27)
Diligent Corporation	Revolver	8/2/2030	446	(12)
Drivecentric Holdings, LLC	Delayed Draw Term Loan	7/22/2027	3,250	—
Drivecentric Holdings, LLC	Revolver	8/15/2031	588	—
E-Discovery AcquireCo, LLC	Revolver	8/29/2029	25	(1)
EVDR Purchaser, Inc.	Revolver	2/14/2031	129	(4)
Eclipse Buyer, Inc.	Revolver	9/8/2031	81	(1)
Emburse, Inc.	Delayed Draw Term Loan	5/28/2027	658	—
Emburse, Inc.	Revolver	5/28/2032	658	—
Espresso Bidco, Inc.	Delayed Draw Term Loan	3/25/2027	96	(2)
Espresso Bidco, Inc.	Revolver	3/25/2032	527	(11)
Essential Services Holding Corporation	Revolver	6/17/2030	32	(2)
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2027	65	—
Everbridge Holdings, LLC	Revolver	7/2/2031	43	—
FMG Suite Holdings, LLC	Delayed Draw Term Loan	9/9/2027	943	(14)
FMG Suite Holdings, LLC	Revolver	9/9/2032	566	(8)
Fetch, Inc.	Delayed Draw Term Loan	10/2/2028	500	(5)
Fetch, Inc.	Revolver	3/31/2033	300	(3)
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	1/31/2027	635	—
Firebird Acquisition Corp, Inc.	Revolver	2/2/2032	600	—
Formstack Acquisition, Co.	Revolver	3/28/2030	296	(2)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	2/26/2027	600	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	125	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	8/9/2027	1,322	(22)
Fullsteam Operations, LLC	Revolver	8/8/2031	538	(9)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/6/2027	3,247	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2028	1,023	(5)
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	8/2/2027	1,136	(14)
GarageCo Intermediate II, LLC	Revolver	7/30/2032	295	(4)
Gateway US Holdings, Inc.	Delayed Draw Term Loan	8/21/2028	70	(1)
Gateway US Holdings, Inc.	Revolver	9/22/2028	54	—
Granicus, Inc.	Revolver	1/17/2031	220	—
Guidepoint Security Holdings, LLC	Delayed Draw Term Loan	10/4/2027	251	—
Guidepoint Security Holdings, LLC	Revolver	10/2/2029	412	—
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	60	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/10/2027	280	—
Hootsuite, Inc.	Revolver	5/22/2030	264	(3)
Hyland Software, Inc.	Revolver	9/19/2029	136	—

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
IG Investment Holdings, LLC	Revolver	9/22/2028	505	—
Icefall Parent, Inc.	Revolver	1/25/2030	174	—
Imagine 360, LLC	Revolver	10/2/2028	284	—
Inhabitiq, Inc.	Delayed Draw Term Loan	1/11/2027	1,148	(25)
Inhabitiq, Inc.	Revolver	1/12/2032	718	(16)
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	1,233	(9)
Inszone Mid, LLC	Revolver	11/30/2029	336	(3)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	48	—
Invictus Buyer, LLC	Revolver	6/3/2031	250	—
Iris Specialty Acquisition, LLC	Delayed Draw Term Loan	11/20/2028	1,083	(4)
Iris Specialty Acquisition, LLC	Revolver	11/22/2032	809	(3)
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	1/30/2029	1,034	(16)
Jawbreaker Parent, Inc.	Revolver	1/31/2033	1,034	(16)
Jeppesen Holdings, LLC	Revolver	11/1/2032	392	(4)
Jonathan Acquisition Company	Revolver	5/11/2029	436	(3)
KENG Acquisition, Inc.	Revolver	8/1/2029	105	(2)
Kodiak Buyer, LLC	Delayed Draw Term Loan	7/26/2027	408	(2)
Kodiak Buyer, LLC	Revolver	7/23/2032	429	(2)
LHS Borrower, LLC (Leaf Home)	Revolver	9/4/2031	217	(9)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	2/17/2028	48	—
LJ Avalon Holdings, LLC	Revolver	2/1/2029	443	(4)
LogRhythm, Inc.	Revolver	7/2/2029	113	(21)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	6/11/2027	220	(2)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	12/11/2028	50	(1)
MAI Capital Management Intermediate, LLC	Revolver	8/29/2031	406	(4)
MRI Software, LLC	Delayed Draw Term Loan	10/4/2027	494	(1)
MRI Software, LLC	Revolver	2/10/2028	308	—
Majesco, Inc.	Revolver	1/7/2033	433	(3)
ManTech International CP	Revolver	9/14/2028	227	(1)
Merative, LP	Delayed Draw Term Loan	9/30/2027	941	—
Merative, LP	Revolver	9/30/2032	824	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	6/23/2027	798	—
Mobile Communications America, Inc.	Revolver	10/16/2029	152	—
Model N, Inc.	Revolver	6/27/2031	52	(1)
NDT Global Holding, Inc.	Delayed Draw Term Loan	6/4/2027	780	(6)
NDT Global Holding, Inc.	Revolver	6/4/2032	696	(5)
Nasuni Corporation	Revolver	9/10/2030	517	(6)
OEConnection, LLC	Delayed Draw Term Loan	12/26/2028	876	(18)
OEConnection, LLC	Revolver	12/23/2032	231	(5)
One, Inc. Software Corporation	Delayed Draw Term Loan	12/6/2027	982	(15)
One, Inc. Software Corporation	Revolver	12/6/2032	393	(6)
Onit, Inc.	Delayed Draw Term Loan	1/27/2027	1,528	—
Onit, Inc.	Revolver	1/27/2032	509	—
Optimizely North America, Inc.	Revolver	10/30/2031	449	(22)
Orbcomm, Inc.	Delayed Draw Term Loan	4/27/2028	217	(2)
Orbcomm, Inc.	Revolver	4/27/2032	365	(4)

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
PMA Parent Holdings, LLC	Revolver	1/31/2031	245	(3)
Pamlico Avant Holdings, LP	Revolver	12/31/2032	655	(5)
PerkinElmer U.S., LLC	Delayed Draw Term Loan	10/25/2027	926	(5)
Raptor Merger Sub Debt, LLC	Delayed Draw Term Loan	3/10/2028	695	(3)
Raptor Merger Sub Debt, LLC	Revolver	4/1/2030	495	(2)
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	216	(3)
Real Chemistry Intermediate III, Inc.	Revolver	4/12/2032	470	(7)
Redwood Services Group, LLC	Delayed Draw Term Loan	2/11/2028	1,811	(23)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/30/2027	1,017	—
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	394	—
Routeware, Inc.	Delayed Draw Term Loan	9/18/2031	1,056	(10)
Routeware, Inc.	Revolver	9/18/2031	341	(3)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	1,358	(24)
Runway Bidco, LLC	Revolver	12/17/2031	679	(12)
SV Newco 2, Inc.	Revolver	6/2/2031	133	(1)
Saturn Borrower, Inc.	Revolver	11/10/2028	583	(20)
Sonny's Enterprises, LLC	Revolver	8/5/2027	7	—
Spark Buyer, LLC	Revolver	10/15/2031	64	(6)
Specialty Pharma III, Inc.	Revolver	12/23/2032	478	(5)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	1/5/2028	1,742	(9)
Stepping Stones Healthcare Services, LLC	Revolver	1/5/2033	337	(2)
Superman Holdings, LLC	Revolver	8/29/2031	387	(3)
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	2,005	(63)
TA Polaris Buyer, Inc.	Revolver	12/13/2032	872	(27)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	2/2/2032	290	(17)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	225	—
Transit Technologies, LLC	Delayed Draw Term Loan	8/20/2027	862	(37)
Transit Technologies, LLC	Revolver	8/20/2030	545	(20)
Trintech, Inc.	Delayed Draw Term Loan	1/28/2028	627	(13)
Trintech, Inc.	Revolver	1/28/2033	470	(9)
Two Six Labs, LLC	Revolver	8/20/2030	150	(1)
VRC Companies, LLC	Revolver	6/29/2027	59	—
Valkyrie Buyer, LLC	Revolver	5/6/2030	257	(3)
Vamos Bidco, Inc.	Delayed Draw Term Loan	1/30/2027	787	(14)
Vamos Bidco, Inc.	Revolver	1/30/2032	135	(2)
Vanco Payment Solutions, LLC	Revolver	12/1/2031	175	(3)
Vehlo Purchaser, LLC	Revolver	5/24/2028	739	(11)
Velotic Borrower, LP	Revolver	3/2/2033	1,097	(8)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	3/6/2028	123	(1)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/1/2026	804	(85)
Vertex Service Partners, LLC	Revolver	11/8/2030	7	(1)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	5/3/2028	1,025	(10)
WIPFLI Advisory, LLC	Delayed Draw Term Loan	4/1/2028	867	(9)
WIPFLI Advisory, LLC	Revolver	10/1/2032	692	(7)
YI, LLC	Revolver	12/3/2029	267	—
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	1,075	(11)

North Haven Private Income Fund A LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
eShipping, LLC	Revolver	12/23/2032	537	(5)
iCIMS, Inc.	Revolver	8/18/2028	46	(1)
mPulse Mobile, Inc.	Delayed Draw Term Loan	8/26/2027	462	(24)
mPulse Mobile, Inc.	Revolver	8/26/2032	692	(36)
Total First Lien Debt Unfunded Commitments			$102,588	$(1,232)

(15) Investment was on non-accrual status as of September 30, 2026.

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

(15)
Assets or a portion thereof are pledged as collateral for the Barclays Facility. See Note 6 "Debt".
(16)
Investment was on non-accrual status as of December 31, 2025.

The accompanying notes are an integral part of these unaudited consolidated financial statements

North Haven Private Income Fund A LLC

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2026

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of September 30, 2026, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: PIF A CA SPV LLC (“CA SPV”), PIF A Financing SPV LLC (“Financing SPV”) and PIF A Equity Holdings LLC (“Equity Holdings,” and collectively with CA SPV and Financing SPV, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

Cash

Cash is carried at cost, which approximates fair value. The Company deposits its cash with multiple financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

Foreign Currency Translation

Investments denominated in foreign currencies are translated into U.S. Dollars based upon currency exchange rates effective on the last business day of the current reporting period. Net changes in fair value of investments due to foreign exchange rates fluctuation are recorded as changes in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. Investment and non-investment activities denominated in foreign currencies, including purchase and sales of investments, borrowings and repayments of debt, income and expenses, are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

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

The Company applies fair value to its investments in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”) issued by the FASB. The Company’s Board of Directors (the “Board of Directors” or the “Board”) has delegated to the Investment Adviser as the valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same--to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 “Fair Value Measurements” for the Company's framework for determining fair value, fair value hierarchies, and the composition of the Company's portfolio.

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

As of September 30, 2026, the Company had certain investments in two portfolio companies on non-accrual status with an amortized cost of $2,176. As of December 31, 2025, the Company had certain investments in one portfolio company that was on non-accrual status with an amortized cost of $2,002.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For both the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025, the Company did not accrue any U.S. federal excise tax.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statement disclosures.

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statement disclosures.

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

The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee is ultimately borne by the unitholders.

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

For the three and nine months ended September 30, 2026, base management fees were $646 and $1,482, net of waiver, respectively. For the three and nine months ended September 30, 2025, base management fees were $98 and $327, net of waiver, respectively.

As of September 30, 2026 and December 31, 2025, $646 and $420, respectively, was payable to the Investment Adviser relating to base management fees.

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

For the three and nine months ended September 30, 2026, income-based incentive fees were $640 and $1,461, net of waiver, respectively. For the three and nine months ended September 30, 2025, income-based incentive fees were $92 and $287, net of waiver, respectively. Any income-based incentive fees waived are not subject to recoupment by the Adviser.

As of September 30, 2026 and December 31, 2025, $640 and $415, respectively, was payable to the Investment Adviser relating to income-based incentive fees.

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

Under U.S. GAAP, the Company is required to accrue an incentive fee on capital gains, including unrealized capital appreciation even though such unrealized capital appreciation is not included in calculating the incentive fee payable under the Investment Advisory Agreement. If such amount is positive at the end of a period, then the Company records a capital gains incentive fee equal to 12.5% of such amount, less the aggregate amount of any previously paid capital gain incentive fees. If such amount is negative, no accrual is recorded for such period.

For the three and nine months ended September 30, 2026, there were no capital gains incentive fee accrued to the Investment Adviser. For the three and nine months ended September 30, 2025 capital gains incentive fees accrued to the Investment Adviser were $3 and $(56), respectively. As of September 30, 2026 and December 31, 2025, $— and $—, respectively, was payable to the Investment Adviser relating to capital gains incentive fees.

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

For the three and nine months ended September 30, 2026, the Company incurred $28 and $104, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company incurred $38 and $139, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.

Amounts unpaid and included in the payable to affiliates on the Consolidated Statements of Financial Condition as of September 30, 2026 and December 31, 2025 were $38 and $65, respectively.

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

For the three and nine months ended September 30, 2026 and September 30, 2025, the Company did not incur any organization costs, offering costs or expense support. For the three and nine months ended September 30, 2026 and September 30, 2025, the Investment Adviser did not recapture any previously waived amounts from the Company. As of September 30, 2026, the Company had reimbursed the Investment Adviser all organizational and offering costs incurred and there were no organizational and offering costs payable on the Consolidated Statements of Financial Condition.

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

MS Credit Partners Holdings, Inc. Investment

MS Credit Partners Holdings, Inc. (“MS Credit Partners Holdings”), an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements to purchase Units up to an aggregate amount of $25,000 or such amount so that the Company is not considered to be “controlled” by Morgan Stanley or its affiliates for purposes of the Bank Holding Company Act of 1956, as amended from time to time. As of September 30, 2026, MS Credit Partners Holdings has made an aggregate capital contribution of $14,213, in exchange for 707,017 Units. MS Credit Partners Holdings has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.

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

The composition of the Company’s investment portfolio was as follows:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$598,995	$591,434	99.7%	$571,796	$571,774	99.7%
Other Debt Investments	764	—	—	715	689	0.1
Equity	1,677	1,740	0.3	1,075	1,095	0.2
Total	$601,436	$593,174	100.0%	$573,586	$573,558	100.0%

The industry composition of investments at fair value was as follows:

	September 30, 2026	December 31, 2025
Aerospace & Defense	1.1%	2.1%
Automobile Components	0.4	0.6
Automobiles	2.7	3.1
Banks	0.4	0.4
Beverages	0.5	0.5
Building Products	—	1.3
Chemicals	0.5	0.5
Commercial Services & Supplies	9.5	9.2
Construction & Engineering	2.1	1.9
Consumer Staples Distribution & Retail	1.0	1.0
Containers & Packaging	0.8	1.0
Diversified Consumer Services	4.3	4.8
Diversified Telecommunication Services	0.4	—
Electrical Equipment	0.9	1.0
Electronic Equipment, Instruments & Components	2.0	2.9
Entertainment	0.3	0.3
Financial Services	5.6	4.0
Food Products	0.2	0.3
Ground Transportation	1.7	1.8
Health Care Equipment & Supplies	1.8	1.7
Health Care Providers & Services	5.8	5.7
Health Care Technology	0.8	0.9
Household Durables	0.2	0.2
Household Products	—	0.1
Industrial Conglomerates	2.6	1.5
Insurance Services	9.5	8.2
Interactive Media & Services	0.8	0.8
IT Services	5.9	6.1
Leisure Products	0.2	0.2
Life Sciences Tools & Services	1.1	1.2
Machinery	0.6	1.0
Multi-Utilities	0.2	0.7
Pharmaceuticals	1.1	1.1
Professional Services	8.9	9.0
Real Estate Management & Development	2.5	2.4
Software	20.8	19.6
Specialty Retail	—	0.1
Textiles, Apparel & Luxury Goods	0.3	0.3
Transportation Infrastructure	1.4	1.4
Wireless Telecommunication Services	1.1	1.1
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2026				December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
Canada	$12,027	$12,022	2.0%	4.2%	$12,036	$12,088	2.1%	4.0%
United States	589,409	581,152	98.0	201.3	561,550	561,470	97.9	186.5
Total	$601,436	$593,174	100.0%	205.5%	$573,586	$573,558	100.0%	190.5%

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
•
With respect to each portfolio company or investment for which market quotations are not readily available, the Valuation Designee will engage one or more Valuation Firms to provide preliminary independent valuations of the investments to the Valuation Designee. The Valuation Firms independently value such investments using quantitative and qualitative information according to the valuation methodologies in the Investment Adviser’s valuation policy;
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

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of the investments as of:

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$42,578	$548,856	$591,434	$—	$55,441	$516,333	$571,774
Other Debt Investments	—	—	—	—	—	—	689	689
Equity	—	—	1,740	1,740	—	—	1,095	1,095
Total	$—	$42,578	$550,596	$593,174	$—	$55,441	$518,117	$573,558

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2026:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$550,798	$637	$1,700	$553,135
Purchases of investments (1)	12,125	—	—	12,125
Proceeds from principal repayments and sales of investments (2)	(13,139)	—	—	(13,139)
Accretion of discount/amortization of premium	229	—	—	229
Payment-in-kind	545	—	18	563
Net change in unrealized appreciation (depreciation)	(1,704)	(637)	22	(2,319)
Net realized gains (losses)	2	—	—	2
Transfers into/out of Level 3 (3)	—	—	—	—
Fair value, end of period	$548,856	$—	$1,740	$550,596
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2026	$(1,701)	$(637)	$22	$(2,316)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2026:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$516,333	$689	$1,095	$518,117
Purchases of investments (1)	79,214	—	592	79,806
Proceeds from principal repayments and sales of investments (2)	(44,104)	—	(57)	(44,161)
Accretion of discount/amortization of premium	910	1	—	911
Payment-in-kind	1,180	48	66	1,294
Net change in unrealized appreciation (depreciation)	(7,099)	(738)	43	(7,794)
Net realized gains (losses)	(311)	—	1	(310)
Transfers into/out of Level 3 (3)	2,733	—	—	2,733
Fair value, end of period	$548,856	$—	$1,740	$550,596
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2026	$(7,050)	$(738)	$43	$(7,745)

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2026 and December 31, 2025, respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2026
	Fair	Valuation	Significant Unobservable	Range(1)		Weighted
	Value	Technique(2)	Input	Low	High	Average(3)
Investments in first lien debt	$544,208	Yield Analysis	Discount Rate	8.81%	20.05%	10.10%
	2,798	Market Approach	EBITDA Multiple	7.50x	9.50x	8.39x
	1,850	Market Approach	Revenue Multiple			0.85x
Preferred equity	815	Market Approach	EBITDA Multiple	10.00x	15.50x	12.93x
Common equity	915	Market Approach	EBITDA Multiple	9.50x	17.25x	11.58x
	10	Market Approach	Revenue Multiple			20.00x
Total Investments	$550,596

(1)
For an asset category that contains a single investment, the range is not included.
(2)
During the nine months ended September 30, 2026, three debt positions with a fair value of $5.06 million transitioned from a yield analysis approach to a market approach valuation technique.

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

Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facilities, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facilities is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

		September 30, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
SMBC Facility	3	$187,157	$187,157	$214,206	$214,206
Barclays Facility	3	130,000	130,000	60,000	60,000
Total		$317,157	$317,157	$274,206	$274,206

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)
DEBT

The Company’s outstanding debt obligations were as follows:

	September 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility(1)	$340,000	$187,157	$152,843	$340,000	$214,206	$125,794
Barclays Facility	200,000	130,000	70,000	200,000	60,000	140,000
Total	$540,000	$317,157	$222,843	$540,000	$274,206	$265,794

(1) As of September 30, 2026 and December 31, 2025, the Company had borrowings denominated in Euros (EUR) of 1,113 and 1,113, respectively, and Pound Sterling (GBP) of 371 and 371, respectively.

The Company’s summary information of its debt obligations were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Weighted average interest rate(1)	5.76%	6.57%	5.75%	6.56%
Weighted average effective interest rate(2)	6.14%	6.97%	6.12%	7.02%
Weighted average outstanding balance	$310,881	$146,696	$302,175	$127,131

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the SMBC Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greater of (a) zero and (b) the highest of (i) the prime rate as publicly announced by The Wall Street Journal, (ii) the sum of the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus 0.5%, and (iii) the rate per annum equal to 1% plus (x) the greater of (A) Term Secured Overnight Financing Rate (“SOFR”) and (B) zero) plus 1.00% or 1.125%, based on certain borrowing base conditions and (y) for loans for which the Company elects the SOFR option, Term SOFR for such interest period, plus 2.000% or 2.125%, depending on certain borrowing base conditions. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. As of September 30, 2026, the Company was in compliance with all covenants and other requirements of the SMBC Facility.

The summary information of the SMBC Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$2,833	$2,462	$8,595	$6,325
Facility unused commitment fees	145	172	418	545
Amortization of deferred financing costs	154	151	464	439
Total	$3,132	$2,785	$9,477	$7,309
Weighted average interest rate(1)	5.91%	6.57%	5.90%	6.56%
Weighted average effective interest rate(2)	6.23%	6.97%	6.21%	7.02%
Weighted average outstanding balance	$187,620	$146,696	$192,230	$127,131

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

The obligations of Financing SPV under the Barclays Facility are secured by all of the assets held by Financing SPV, including portfolio investments contributed or transferred by the Company to Financing SPV. The Barclays Facility is a revolving funding facility with a reinvestment period ending November 26, 2027 and a final maturity date of November 26, 2036 or, after November 26, 2028, an earlier date selected by Barclays as administrative agent or any lender in their sole discretion. Subject to certain conditions, the reinvestment period is subject to a one-year extension. Advances under the Barclays Facility are available in US dollars, and subject to certain exceptions, the interest charged on the Barclays Facility is based on Term SOFR (Dollar) (subject to a floor of zero), plus a margin equal to 1.80%, which, provided that no Permitted Securitization Event (as defined in the Credit Agreement) has occurred on or prior to November 26, 2027, shall increase to 2.30%. Under the Credit Agreement, the Company and Financing SPV, as applicable, have made customary representations and warranties and are required to comply with various covenants, servicing procedures, limitations on disposition, reporting requirements and other customary requirements for similar revolving funding facilities. The Credit Agreement includes usual and customary events of default for revolving funding facilities of this nature. As of September 30, 2026, the Company was in compliance with all covenants and other requirements of the Barclays Facility.

The summary information of the Barclays Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$1,745	$—	$4,588	$—
Facility unused commitment fees	112	—	356	—
Amortization of deferred financing costs	143	—	378	—
Total	$2,000	$—	$5,322	$—
Weighted average interest rate(1)	5.54%	—%	5.50%	—%
Weighted average effective interest rate(2)	6.00%	—%	5.96%	—%
Weighted average outstanding balance	$123,261	$—	$109,945	$—

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2026 and December 31, 2025, the Company had $102,588 and $137,450, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

(8)
MEMBERS’ CAPITAL

The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	September 30, 2026	December 31, 2025
Net distributable earnings, beginning of period	$(235)	$1,395
Net investment income (loss)	21,510	24,134
Net realized gain (loss)	(880)	(94)
Net unrealized appreciation (depreciation)	(8,187)	(1,525)
Distributions declared	(21,456)	(24,246)
Tax reclassification of unitholders' equity	—	101
Net distributable earnings, end of period	$(9,248)	$(235)

The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the nine months ended September 30, 2026 and 2025:

Unit Issuance Date	Class I Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2026
January 01, 2026	174,540	$3,515
February 01, 2026	706,441	14,199
March 01, 2026	224,727	4,505
April 01, 2026	195,115	3,869
May 01, 2026	88,416	1,752
June 01, 2026	24,412	484
July 01, 2026	19,523	384
August 01, 2026	21,465	423
September 01, 2026	135,464	2,663
Total	1,590,103	$31,794
For the Nine Months Ended September 30, 2025
January 01, 2025	943,938	$19,143
February 01, 2025	634,382	12,859
March 01, 2025	745,020	15,087
April 01, 2025	882,789	17,814
May 01, 2025	365,324	7,354
June 01, 2025	244,821	4,936
July 01, 2025	645,483	13,045
August 01, 2025	207,662	4,197
September 01, 2025	263,374	5,320
Total	4,932,793	$99,755

The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Nine Months Ended September 30, 2026
January 26, 2026	January 31, 2026	February 04, 2026	$0.1425	$2,164
February 23, 2026	February 28, 2026	March 04, 2026	0.1419	2,262
March 23, 2026	March 31, 2026	April 06, 2026	0.1433	2,323
March 23, 2026	March 31, 2026	April 06, 2026	0.0380	616	(1)
April 24, 2026	April 30, 2026	May 05, 2026	0.1417	2,229
May 26, 2026	May 31, 2026	June 03, 2026	0.1406	2,231
June 22, 2026	June 30, 2026	July 06, 2026	0.1393	2,220
June 22, 2026	June 30, 2026	July 06, 2026	0.0372	593	(1)
July 24, 2026	July 31, 2026	August 05, 2026	0.1411	2,152
August 21, 2026	August 31, 2026	September 03, 2026	0.1403	2,150
September 22, 2026	September 30, 2026	October 05, 2026	0.1376	2,134
September 22, 2026	September 30, 2026	October 05, 2026	0.0246	382	(1)
Total Distributions			$1.3681	$21,456
For the Nine Months Ended September 30, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1430	$1,398
February 27, 2025	February 28, 2025	March 05, 2025	0.1429	1,492
March 25, 2025	March 31, 2025	April 03, 2025	0.1430	1,605
January 27, 2025	March 31, 2025	April 03, 2025	0.0507	569	(1)
April 25, 2025	April 30, 2025	May 05, 2025	0.1429	1,700
May 22, 2025	May 31, 2025	June 04, 2025	0.1428	1,757
June 18, 2025	June 30, 2025	July 03, 2025	0.1423	1,790
June 18, 2025	June 30, 2025	July 03, 2025	0.0505	635	(1)
July 24, 2025	July 31, 2025	August 05, 2025	0.1424	1,881
August 21, 2025	August 31, 2025	September 03, 2025	0.1426	1,919
September 22, 2025	September 30, 2025	October 03, 2025	0.1425	1,961
September 22, 2025	September 30, 2025	October 03, 2025	0.0505	695	(1)
Total Distributions			$1.4361	$17,402

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

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP as follows:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Nine Months Ended September 30, 2026
January 06, 2026	63,126	$1,271
February 04, 2026	49,745	1,000
March 04, 2026	49,569	993
April 06, 2026	65,627	1,301
May 05, 2026	50,932	1,009
June 03, 2026	50,639	1,005
July 06, 2026	64,374	1,269
August 05, 2026	49,573	977
September 03, 2026	49,649	976
Total	493,234	$9,801
For the Nine Months Ended September 30, 2025
January 06, 2025	25,363	$514
February 05, 2025	28,796	584
March 05, 2025	31,379	635
April 03, 2025	44,857	906
May 05, 2025	34,378	692
June 04, 2025	35,429	714
July 03, 2025	48,996	990
August 05, 2025	37,718	762
September 03, 2025	38,779	784
Total	325,695	$6,581

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

The following table further summarizes the unit repurchases completed for the nine months ended September 30, 2026:

Repurchase Request Deadline	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program
March 07, 2026	5.00%	$19.83	March 31, 2026	$14,819	747,294	5.00%	(2)
June 04, 2026	5.00%	$19.71	June 30, 2026	15,242	773,337	5.00%	(3)
September 14, 2026	5.00%	$19.57	September 30, 2026	14,842	758,427	5.00%	(4)
Total				$44,903	2,279,058

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

(4) Due to oversubscription of the tender offer, the Company accepted for purchase on a pro rata basis approximately 73.1% of the Units validly tendered and not properly withdrawn prior to the expiration of the tender offer on September 14, 2026.

The following table further summarizes the unit repurchases completed for the nine months ended September 30, 2025:

Repurchase Request Deadline	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 07, 2025	5.00%	$20.18	March 31, 2025	$5,024	248,972	2.83%	—
June 07, 2025	5.00%	$20.21	June 30, 2025	1,247	61,693	0.56%	—
September 04, 2025	5.00%	$20.22	September 30, 2025	3,134	154,986	1.24%	—
Total				$9,405	465,651

(1) Percentage is based on total units as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

(9)
EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator—net increase (decrease) in Members' Capital resulting from operations	$4,793	$6,584	$12,443	$16,856
Denominator—weighted average Units outstanding	15,344,929	13,467,787	15,643,065	12,077,276
Basic and diluted earnings (loss) per Unit	$0.31	$0.49	$0.80	$1.40

(10)
CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights (dollar amounts in thousands, except per Unit amounts):

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Per Unit Data:(1)
Net asset value, beginning of period	$20.14	$20.28
Net investment income (loss)	1.38	1.43
Net unrealized and realized gain (loss)(2)	(0.58)	(0.05)
Net increase (decrease) in net assets resulting from operations	0.80	1.38
Distributions declared	(1.37)	(1.44)
Total increase (decrease) in net assets	(0.57)	(0.06)
Net asset value, end of period	$19.57	$20.22
Units outstanding, end of period	14,750,166	13,604,341
Weighted average units outstanding	15,643,065	12,077,276
Total return based on net asset value(3)	4.09%	7.02%
Ratio/Supplemental Data:
Members' Capital, end of period	$288,724	$275,111
Ratio of expenses before waivers to average Members' Capital(4)	9.21%	6.82%
Ratio of net expenses to average Members’ Capital(4)	8.15%	5.01%
Ratio of net investment income to average Members’ Capital(4)	9.41%	9.46%
Asset coverage ratio(5)	191.00%	249.00%
Portfolio turnover rate	9.00%	5.95%

(1)
The per unit data was derived by using the weighted average units outstanding during the period, except as otherwise noted.
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
(5)
Asset coverage is calculated in accordance with Section 18(h) of the Investment Company Act of 1940, as amended (the “1940 Act”), as the ratio that the value of the Company’s total assets, less all liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness. Effective January 31, 2023, in accordance with Section 61(a)(2) of the 1940 Act, with certain limited exceptions, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to January 31, 2023, in accordance with the 1940 Act, with certain limited exceptions, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing.

(11)
SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

October Issuances and Distribution Declarations

Pursuant to the Company’s continuous private offering, the Company sold approximately 42,519 Units for an aggregate offering price of approximately $0.8 million effective October 1, 2026.

On October 22, 2026, the Board declared a distribution in the amount of $0.1397 per unit and payable on or around November 4, 2026 to unitholders of record as of October 31, 2026.

November Issuances

Pursuant to the Company’s continuous private offering, the Company held a closing relating to the sale of the Company’s Units for an aggregate offering price of $0.06 million effective November 1, 2026.

Merger Agreement

On October 26, 2026, the Company entered into an Agreement and Plan of Merger with North Haven Private Income Fund LLC, a Delaware limited liability company (“PIF”), Sky Merger Sub LLC, a Delaware limited liability company and wholly owned direct subsidiary of PIF (“Merger Sub”), and the Adviser (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company would merge with and into PIF (the “Merger”) with Class I unitholders of the Company receiving newly issued Class I Units of PIF based on a NAV-for-NAV exchange ratio determined at the closing of the Merger. Consummation of the Merger is subject to customary regulatory approvals, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions. Assuming satisfaction of these conditions, the Merger is currently expected to close in December 2026.

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
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology;
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

We invest primarily in directly originated senior secured term loans, including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (such as the Secured Overnight Financing Rate, or SOFR). We also make investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, which may provide more liquidity than our private credit investments, for cash management purposes, including to manage payment obligations under our unit repurchase program. Depending on various factors, including our cash flows and the market for middle-market company debt investments, we expect that our liquid loan portfolio could represent a material portion of our investments from time to time.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio is presented below:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$598,995	$591,434	99.7%	$571,796	$571,774	99.7%
Other Debt Investments	764	—	—	715	689	0.1
Equity	1,677	1,740	0.3	1,075	1,095	0.2
Total	$601,436	$593,174	100.0%	$573,586	$573,558	100.0%

Our debt portfolio (excluding our liquid loan portfolio) displayed the following characteristics of each of our investments(1)(2), unless otherwise noted:

	As of
	September 30, 2026	December 31, 2025
Number of portfolio companies	181	181
Number of industries	37	39
Number of new investment commitments in portfolio companies	11	66
Number of investment commitments exited or fully repaid	11	13
Percentage of debt investments bearing a floating rate, at fair value	100.0%	99.9%
Percentage of debt investments bearing a fixed rate, at fair value	—%	0.1%
Weighted average yield on debt and income producing investments, at cost(3)	9.0%	8.8%
Weighted average yield on debt and income producing investments, at fair value(3)	9.2%	8.8%
Weighted average yield on total portfolio, at cost(4)	9.0%	8.7%
Weighted average yield on total portfolio, at fair value(4)	9.1%	8.7%
Weighted average 12-month EBITDA	$158.9	$150.5
Median 12-month EBITDA	$97.7	$98.0
Weighted average net leverage through tranche(5)	5.9x	5.9x
Weighted average interest coverage(6)	2.1x	1.9x
Weighted average loan to value(7)	38.6%	39.2%
Percentage of debt investments with one or more financial covenants	39.5%	40.0%
Percentage of our debt investments that are sponsor backed	98.1%	98.0%
Percentage of loans and other debt in support of LBOs and acquisitions	57.0%	64.5%
Percentage of our debt portfolio subject to business cycle volatility	3.1%	3.5%
Average position size of our investments (in millions)	$3.3	$3.2

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

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended
	September 30, 2026	September 30, 2025
New investments committed
Gross principal balance(1)	$—	$98,409
Net new investments committed	$—	$98,409
Investments, at cost
Investments, beginning of period	$604,471	$384,828
New investments purchased	12,124	75,545
Net accretion of discount on investments	232	189
Payment-in-kind	563	110
Net realized gain (loss) on investments	(151)	—
Investments sold or repaid	(15,803)	(12,293)
Investments, end of period	$601,436	$448,379
Principal amount of investments funded
First lien debt investments	12,168	75,782
Equity(2)	—	251
Total	$12,168	$76,033
Amount of investments sold/fully repaid, at principal
First lien debt investments	$(9,728)	$(12,292)
Total	$(9,728)	$(12,292)

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

Risk Rating 2 — In the opinion of our Investment Adviser, investments in Risk Rating 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment are neutral to favorable. All newly originated or acquired investments are initially included in Risk Rating 2.

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	September 30, 2026		December 31, 2025
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$3,721	0.6%	$1,794	0.3%
Risk rating 2	583,335	98.4	568,592	99.1
Risk rating 3	4,986	0.8	1,525	0.3
Risk rating 4	1,132	0.2	1,647	0.3
Total	$593,174	100.0%	$573,558	100.0%

The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	September 30, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$599,260	99.6%	$571,584	99.7%
Non-accrual (1)	2,176	0.4	2,002	0.3
Total	$601,436	100.0%	$573,586	100.0%

(1)
As of September 30, 2026 and December 31, 2025, the company had certain investments in two and one portfolio companies on non-accrual status, respectively.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total investment income	$13,806	$10,009	$40,846	$26,548
Less: Net expenses	6,964	3,447	19,336	9,242
Net investment income (loss)	6,842	6,562	21,510	17,306
Net change in unrealized appreciation (depreciation)	(1,897)	21	(8,187)	(453)
Net realized gain (loss)	(152)	1	(880)	3
Net increase (decrease) in Members' Capital resulting from operations	$4,793	$6,584	$12,443	$16,856

Investment Income

Investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
Interest income	$13,049	$9,853	$38,577	$26,043
Payment-in-kind income	507	124	1,380	436
Dividend income	22	4	65	10
Other income	228	28	824	59
Total Investment Income	$13,806	$10,009	$40,846	$26,548

In the table above, total investment income increased to $13,806 and $40,846 for the three and nine months ended September 30, 2026, respectively, from $10,009 and $26,548 for the three and nine months ended September 30, 2025, respectively. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at amortized cost increased from $448,379 as of September 30, 2025 to $601,436 as of September 30, 2026.

For the three and nine months ended September 30, 2026, 3.7% and 3.4%, respectively, of our total investment income was comprised of PIK interest. For the three and nine months ended September 30, 2025 1.2% and 1.6%, respectively, of our total investment income was comprised of PIK interest.

Additionally, for the three and nine months ended September 30, 2026, we recorded $9 and $250, respectively, of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $30 and $61, respectively, for the three and nine months ended September 30, 2025, primarily as a result of prepayments.

Expenses

Expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Expenses:
Interest and other financing expenses	$5,132	$2,785	$14,799	$7,309
Management fees	941	838	2,892	2,232
Income based incentive fees	935	832	2,871	2,192
Capital gains incentive fees	—	3	—	(56)
Professional fees	379	371	1,139	1,025
Directors' fees	52	38	156	129
Administrative service fees	28	38	104	139
General and other expenses	87	22	195	82
Total expenses	$7,554	$4,927	$22,156	$13,052
Income based incentive fees waiver (Note 3)	(295)	(740)	(1,410)	(1,905)
Management fees waiver (Note 3)	(295)	(740)	(1,410)	(1,905)
Net expenses	$6,964	$3,447	$19,336	$9,242

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees and deferred financing costs, increased for the three and nine months ended September 30, 2026 to $5,132 and $14,799, respectively, from $2,785 and $7,309, respectively, for the three and nine months ended September 30, 2025. The increase was primarily driven by our increased borrowings. Our debt outstanding increased from $185,207 as of September 30, 2025 to $317,157 as of September 30, 2026.

Base Management Fee

For the three and nine months ended September 30, 2026, management fees net of waiver were $646 and $1,482, respectively. For the three and nine months ended September 30, 2025, management fees net of waiver were $98 and $327, respectively.

Incentive Fee

The income-based incentive fees, net of waiver were $640 and $1,461, for the three and nine months ended September 30, 2026, respectively, and $92 and $287 for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2026, capital gains incentive fees accrued to the Investment Adviser were $— and $—. For both the three and nine months ended September 30, 2025, capital gains incentive fees accrued to the Investment Adviser were $3 and $(56), respectively. For more information on incentive fees, including terms thereof, see Note 3 “Significant Agreements and Related Party Transactions” to our consolidated financial statements included in this Report.

Professional Fees, Administrative Service Fee and Other Expenses

Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company which include costs of a financial printer utilized for certain preparation, printing and distribution services related to the offering materials.

Net Realized Gain (Loss) and Change in Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(152)	$—	$(880)	$2
Foreign currency and other transactions	—	1	—	1
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,897)	22	(8,184)	(454)
Translation of assets and liabilities in foreign currencies	—	(1)	(3)	1
Net realized and unrealized gain (loss)	$(2,049)	$22	$(9,067)	$(450)

For the three and nine months ended September 30, 2026, net change in unrealized appreciation (depreciation) on our investments of $(1,897) and $(8,184), respectively, was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies.

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

As of September 30, 2026, we had approximately $28.5 million of cash, which taken together with our approximately $222.8 million of availability under our credit facilities (subject to borrowing base availability) (as defined in Note 6 “Debt” in the notes to the accompanying consolidated financial statements), we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of September 30, 2026, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $102.6 million.

Unregistered Sales of Equity Securities

The following table summarizes total Units issued and proceeds received for the nine months ended September 30, 2026 and September 30, 2025, respectively:

Unit Issuance Date	Class I Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2026
January 01, 2026	174,540	$3,515
February 01, 2026	706,441	14,199
March 01, 2026	224,727	4,505
April 01, 2026	195,115	3,869
May 01, 2026	88,416	1,752
June 01, 2026	24,412	484
July 01, 2026	19,523	384
August 01, 2026	21,465	423
September 01, 2026	135,464	2,663
Total	1,590,103	$31,794
For the Nine Months Ended September 30, 2025
January 01, 2025	943,938	$19,143
February 01, 2025	634,382	12,859
March 01, 2025	745,020	15,087
April 01, 2025	882,789	17,814
May 01, 2025	365,324	7,354
June 01, 2025	244,821	4,936
July 01, 2025	645,483	13,045
August 01, 2025	207,662	4,197
September 01, 2025	263,374	5,320
Total	4,932,793	$99,755

Distribution Reinvestment

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2026 and September 30, 2025, respectively:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Nine Months Ended September 30, 2026
January 26, 2026	January 31, 2026	February 04, 2026	$0.1425	$2,164
February 23, 2026	February 28, 2026	March 04, 2026	0.1419	2,262
March 23, 2026	March 31, 2026	April 06, 2026	0.1433	2,323
March 23, 2026	March 31, 2026	April 06, 2026	0.0380	616	(1)
April 24, 2026	April 30, 2026	May 05, 2026	0.1417	2,229
May 26, 2026	May 31, 2026	June 03, 2026	0.1406	2,231
June 22, 2026	June 30, 2026	July 06, 2026	0.1393	2,220
June 22, 2026	June 30, 2026	July 06, 2026	0.0372	593	(1)
July 24, 2026	July 31, 2026	August 05, 2026	0.1411	2,152
August 21, 2026	August 31, 2026	September 03, 2026	0.1403	2,150
September 22, 2026	September 30, 2026	October 05, 2026	0.1376	2,134
September 22, 2026	September 30, 2026	October 05, 2026	0.0246	382	(1)
Total Distributions			$1.3681	$21,456
For the Nine Months Ended September 30, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1430	$1,398
February 27, 2025	February 28, 2025	March 05, 2025	0.1429	1,492
March 25, 2025	March 31, 2025	April 03, 2025	0.1430	1,605
January 27, 2025	March 31, 2025	April 03, 2025	0.0507	569	(1)
April 25, 2025	April 30, 2025	May 05, 2025	0.1429	1,700
May 22, 2025	May 31, 2025	June 04, 2025	0.1428	1,757
June 18, 2025	June 30, 2025	July 03, 2025	0.1423	1,790
June 18, 2025	June 30, 2025	July 03, 2025	0.0505	635	(1)
July 24, 2025	July 31, 2025	August 05, 2025	0.1424	1,881
August 21, 2025	August 31, 2025	September 03, 2025	0.1426	1,919
September 22, 2025	September 30, 2025	October 03, 2025	0.1425	1,961
September 22, 2025	September 30, 2025	October 03, 2025	0.0505	695	(1)
Total Distributions			$1.4361	$17,402

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

The following table summarizes the amounts received and Units issued to unitholders who have participated in the DRIP during the nine months ended September 30, 2026 and September 30, 2025:

Payment Date	DRIP Units Issued	DRIP Units Value
For the Nine Months Ended September 30, 2026
January 06, 2026	63,126	$1,271
February 04, 2026	49,745	1,000
March 04, 2026	49,569	993
April 06, 2026	65,627	1,301
May 05, 2026	50,932	1,009
June 03, 2026	50,639	1,005
July 06, 2026	64,374	1,269
August 05, 2026	49,573	977
September 03, 2026	49,649	976
Total	493,234	$9,801
For the Nine Months Ended September 30, 2025
January 06, 2025	25,363	$514
February 05, 2025	28,796	584
March 05, 2025	31,379	635
April 03, 2025	44,857	906
May 05, 2025	34,378	692
June 04, 2025	35,429	714
July 03, 2025	48,996	990
August 05, 2025	37,718	762
September 03, 2025	38,779	784
Total	325,695	$6,581

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

The following table further summarizes the unit repurchases completed for the nine months ended September 30, 2026:

Repurchase Request Deadline	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program
March 07, 2026	5.00%	$19.83	March 31, 2026	$14,819	747,294	5.00%	(2)
June 04, 2026	5.00%	$19.71	June 30, 2026	15,242	773,337	5.00%	(3)
September 14, 2026	5.00%	$19.57	September 30, 2026	14,842	758,427	5.00%	(4)
Total				$44,903	2,279,058

(1)
Percentage is based on total units as of the close of the previous calendar quarter.

(2) Due to oversubscription of the tender offer, we accepted for purchase on a pro rata basis approximately 73.2% of the Units validly tendered and not properly withdrawn prior to the expiration of the tender offer on March 7, 2026.

(3) Due to oversubscription of the tender offer, we accepted for purchase on a pro rata basis approximately 69.4% of the Units validly tendered and not properly withdrawn prior to the expiration of the tender offer on June 4, 2026.

(4) Due to oversubscription of the tender offer, we accepted for purchase on a pro rata basis approximately 73.1% of the Units validly tendered and not properly withdrawn prior to the expiration of the tender offer on September 14, 2026.

The following table further summarizes the unit repurchases completed for the nine months ended September 30, 2025:

Repurchase Request Deadline	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
March 07, 2025	5.00%	$20.18	March 31, 2025	$5,024	248,972	2.83%	—
June 07, 2025	5.00%	$20.21	June 30, 2025	1,247	61,693	0.56%	—
September 04, 2025	5.00%	$20.22	September 30, 2025	3,134	154,986	1.24%	—
Total				$9,405	465,651

(1)
Percentage is based on total units as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.

Debt

Our outstanding debt obligations were as follows:

	September 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
SMBC Facility(1)	$340,000	$187,157	$152,843	$340,000	$214,206	$125,794
Barclays Facility	200,000	130,000	70,000	200,000	60,000	140,000
Total	$540,000	$317,157	$222,843	$540,000	$274,206	$265,794

(1) As of September 30, 2026 and December 31, 2025, the Company had borrowings denominated in Euros (EUR) of 1,113 and 1,113, respectively, and Pound Sterling (GBP) of 371 and 371, respectively.

For further details, see Note 6 “Debt” to our consolidated financial statements included in this Report.

RECENT DEVELOPMENTS

October Issuances and Distribution Declarations

Pursuant to our continuous private offering, we sold approximately 42,519 Units for an aggregate offering price of approximately $0.8 million effective October 1, 2026.

On October 22, 2026, our Board declared a regular distribution in the amount of $0.1397 per unit and payable on or around November 4, 2026 to unitholders of record as of October 31, 2026.

November Issuances

Pursuant to our continuous private offering, we held a closing relating to the sale of our Units for an aggregate offering price of $0.06 million effective November 1, 2026.

Merger Agreement

On October 26, 2026, we entered into an Agreement and Plan of Merger with North Haven Private Income Fund LLC, a Delaware limited liability company (“PIF”), Sky Merger Sub LLC, a Delaware limited liability company and wholly owned direct subsidiary of PIF (“Merger Sub”), and the Adviser (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company would merge with and into PIF (the “Merger”) with Class I unitholders of the Company receiving newly issued Class I Units of PIF based on a NAV-for-NAV exchange ratio determined at the closing of the Merger. Consummation of the Merger is subject to customary regulatory approvals, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions. Assuming satisfaction of these conditions, the Merger is currently expected to close in December 2026.

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

MS Credit Partners Holdings, an indirect wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, has entered into subscription agreements to purchase Units up to an aggregate amount of $25,000 or such amount so that the Company is not considered to be “controlled” by Morgan Stanley or its affiliates for purposes of the Bank Holding Company Act of 1956, as amended from time to time. As of September 30, 2026, MS Credit Partners Holdings has made an aggregate capital contribution of $14,213, in exchange for 707,017 Units. MS Credit Partners Holdings has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.

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

As of September 30, 2026, approximately 100.0 % of our debt investments bore floating interest rates. Based on our Consolidated Statements of Financial Condition as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2026) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$18,047	$(9,515)	$8,532
Up 200 basis points	$12,032	$(6,343)	$5,689
Up 100 basis points	$6,016	$(3,172)	$2,844
Up 25 basis points	$1,504	$(793)	$711
Down 25 basis points	$(1,504)	$793	$(711)
Down 100 basis points	$(6,016)	$3,172	$(2,844)
Down 200 basis points	$(12,030)	$6,343	$(5,687)
Down 300 basis points	$(17,970)	$9,515	$(8,455)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Refer to “Part I. Item 1., Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Annual Report on Form 10-K and our Current Reports on Form 8-K filed on July 28, 2026, August 25, 2026, and September 24, 2026 for the issuance of our Units for the three months ended September 30, 2026. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

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

On August 13, 2026, we announced a quarterly tender offer that commenced on August 14, 2026 and ended at 12:01 a.m., Eastern Time, on September 14, 2026 (the “Offer”). Because there is no secondary trading market for our Units, our Board of Directors determined, after consideration of various matters, that the Offer was in the best interests of unitholders in order to provide liquidity for our unitholders.

We have accepted for purchase approximately 758,427 Units at a purchase price per Unit of $19.57 which is equal to the net asset value per Unit as of September 30, 2026. Due to the oversubscription of the Offer, based on the final count by our transfer agent, we accepted for purchase on a pro rata basis approximately 73.1% of the Units validly tendered and not properly withdrawn prior to the expiration of the Offer. The number of Units that we have accepted for purchase in the Offer represents 5.0% of the total number of Units outstanding as of June 30, 2026. The payment of the purchase price of the Units tendered was promptly made in cash issued to the unitholders whose tenders were accepted for purchase by us in accordance with the terms of the Offer.

The following table sets forth information regarding repurchases of Units during the three months ended September 30, 2026:

Offer Date	Tender Offer Expiration	Purchase Price per Unit	Units Repurchased	Aggregate Dollar Amount of Units Accepted for Repurchase (in thousands)
August 14, 2026	September 14, 2026	$19.57	758,427	$14,842

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
2.1

Agreement and Plan of Merger, by and among North Haven Private Income Fund LLC, Sky Merger Sub LLC, North Haven Private Income Fund A LLC and MS Capital Partners Adviser Inc., dated as of October 26, 2026 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on October 26, 2026 (File No. 814-01654)).

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

Dated: November 10, 2026	North Haven Private Income Fund A LLC
	By:	/s/ Michael Occi
Michael Occi
Director and Chief Executive Officer
(Principal Executive Officer)
Dated: November 10, 2026	By:	/s/ David Pessah
David Pessah
Chief Financial Officer
(Principal Financial Officer)